Form 10-Q
period 2025-03-31
Sally Beauty Holdings, Inc.
filed 2025-05-12
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2025

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

Number of shares of common stock outstanding as of May 5, 2025: 100,894,229

In this Quarterly Report, references to the "Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein that are not purely historical facts or that depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors that could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,174	$107,961
Trade accounts receivable, net	27,323	33,635
Accounts receivable, other	67,690	58,553
Inventory	1,006,604	1,036,624
Other current assets	45,322	68,541
Total current assets	1,239,113	1,305,314
Property and equipment, net of accumulated depreciation of $892,411 at March 31, 2025, and $881,818 at September 30, 2024	255,996	269,872
Operating lease assets	582,794	582,573
Goodwill	534,204	538,266
Intangible assets, excluding goodwill, net of accumulated amortization of $34,739 at March 31, 2025, and $33,761 at September 30, 2024	55,790	59,960
Other assets	37,976	36,914
Total assets	$2,705,873	$2,792,899
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,041	$4,127
Accounts payable	217,490	269,424
Accrued liabilities	151,171	162,950
Current operating lease liabilities	153,941	136,068
Income taxes payable	6,648	20,100
Total current liabilities	533,291	592,669
Long-term debt	902,794	978,255
Long-term operating lease liabilities	461,351	479,616
Other liabilities	20,969	22,066
Deferred income tax liabilities, net	87,652	91,758
Total liabilities	2,006,057	2,164,364
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 100,894 and 101,854 shares issued and shares outstanding at March 31, 2025, and September 30, 2024, respectively	1,009	1,019
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	826,154	740,685
Accumulated other comprehensive loss, net of tax	(127,347)	(113,169)
Total stockholders’ equity	699,816	628,535
Total liabilities and stockholders’ equity	$2,705,873	$2,792,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$883,146	$908,361	$1,821,041	$1,839,663
Cost of goods sold	424,329	445,289	885,384	909,415
Gross profit	458,817	463,072	935,657	930,248
Selling, general and administrative expenses	389,444	403,435	765,964	801,573
Restructuring	—	63	—	(22)
Operating earnings	69,373	59,574	169,693	128,697
Interest expense	16,289	20,523	33,731	37,837
Earnings before provision for income taxes	53,084	39,051	135,962	90,860
Provision for income taxes	13,874	9,807	35,739	23,226
Net earnings	$39,210	$29,244	$100,223	$67,634
Earnings per share:
Basic	$0.39	$0.28	$0.98	$0.64
Diluted	$0.38	$0.27	$0.96	$0.63
Weighted-average shares:
Basic	101,614	104,276	101,820	105,117
Diluted	104,435	107,080	104,682	107,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net earnings	$39,210	$29,244	$100,223	$67,634
Other comprehensive income (loss):
Foreign currency translation adjustments	10,791	(6,928)	(15,824)	7,449
Interest rate swap, net of tax	(407)	1,584	744	(1,504)
Foreign exchange contracts, net of tax	(581)	468	902	(13)
Other comprehensive income (loss), net of tax	9,803	(4,876)	(14,178)	5,932
Total comprehensive income	$49,013	$24,368	$86,045	$73,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535
Net earnings	—	—	—	61,013	—	61,013
Other comprehensive loss	—	—	—	—	(23,981)	(23,981)
Share-based compensation	—	—	6,053	—	—	6,053
Stock issued for equity awards	1,162	12	69	—	—	81
Employee withholding taxes paid related to net share settlement	(392)	(4)	(5,260)	—	—	(5,264)
Repurchases and cancellations of common stock	(753)	(8)	(862)	(9,078)	—	(9,948)
Balance at December 31, 2024	101,871	$1,019	$—	$792,620	$(137,150)	$656,489
Net earnings	—	—	—	39,210	—	39,210
Other comprehensive loss	—	—	—	—	9,803	9,803
Share-based compensation	—	—	4,238	—	—	4,238
Stock issued for equity awards	112	1	321	—	—	322
Employee withholding taxes paid related to net share settlement	(1)	—	(7)	—	—	(7)
Repurchases and cancellations of common stock	(1,088)	(11)	(4,552)	(5,676)	—	(10,239)
Balance at March 31, 2025	100,894	$1,009	$—	$826,154	$(127,347)	$699,816

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	38,390	—	38,390
Other comprehensive income	—	—	—	—	10,808	10,808
Share-based compensation	—	—	5,118	—	—	5,118
Stock issued for equity awards	722	7	209	—	—	216
Employee withholding taxes paid related to net share settlement	(192)	(2)	(1,738)	—	—	(1,740)
Repurchases and cancellations of common stock	(1,939)	(19)	(9,266)	(10,915)	—	(20,200)
Balance at December 31, 2023	104,857	$1,049	$—	$652,247	$(111,956)	$541,340
Net earnings	—	—	—	29,244	—	29,244
Other comprehensive income	—	—	—	—	(4,876)	(4,876)
Share-based compensation	—	—	3,964	—	—	3,964
Stock issued for equity awards	184	2	1,396	—	—	1,398
Employee withholding taxes paid related to net share settlement	(1)	(1)	(19)	—	—	(20)
Repurchases and cancellations of common stock	(1,526)	(15)	(5,341)	(14,844)	—	(20,200)
Balance at March 31, 2024	103,514	$1,035	$—	$666,647	$(116,832)	$550,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net earnings	$100,223	$67,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,924	55,017
Share-based compensation expense	10,291	9,082
Amortization of deferred financing costs	1,092	1,272
Loss on early extinguishment of debt	759	2,037
Impairment of long-lived assets	1,779	—
Loss (gain) on disposal of equipment and other property	(26,641)	3
Deferred income taxes	(4,581)	171
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,779	(1,054)
Accounts receivable, other	(9,751)	(10,141)
Inventory	20,759	(59,741)
Other current assets	6,138	(1,412)
Other assets	666	(1,792)
Operating leases, net	(509)	(2,072)
Accounts payable and accrued liabilities	(57,761)	32,314
Income taxes payable	(13,583)	(1,842)
Other liabilities	(1,063)	(1,516)
Net cash provided by operating activities	84,521	87,960
Cash Flows from Investing Activities:
Payments for property and equipment	(38,971)	(44,659)
Proceeds from sale of property and equipment, net	43,574	—
Acquisitions, net of cash acquired	(371)	(218)
Net cash provided (used) by investing activities	4,232	(44,877)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL facility	351,000	1,056,000
Repayments of long-term debt and ABL facility	(428,079)	(1,076,054)
Debt issuance costs	(1,525)	(8,332)
Proceeds from equity awards	403	1,614
Payments for common stock repurchased	(20,187)	(40,400)
Employee withholding taxes paid related to net share settlement of equity awards	(5,271)	(1,760)
Net cash used by financing activities	(103,659)	(68,932)
Effect of foreign exchange rate changes on cash and cash equivalents	(881)	22
Net decrease in cash and cash equivalents	(15,787)	(25,827)
Cash and cash equivalents, beginning of period	107,961	123,001
Cash and cash equivalents, end of period	$92,174	$97,174
Supplemental Cash Flow Information:
Interest paid	$33,344	$48,253
Income taxes paid	$55,815	$32,007
Capital expenditures incurred but not paid	$6,999	$16,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and that are necessary to present fairly our consolidated financial position as of March 31, 2025, and September 30, 2024, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity for the three and six months ended March 31, 2025 and 2024, and consolidated cash flows for the six months ended March 31, 2025 and 2024.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, were as follows (in thousands):

	Six Months Ended March 31,
	2025	2024
Beginning Balance	$11,493	$14,038
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	4,545	8,700
Revenue recognized from beginning liability	(4,618)	(9,997)
Ending Balance	$11,420	$12,741

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	March 31, 2025	September 30, 2024
Financial Assets:
Foreign exchange contracts
Designated cash flow hedges	Other current assets	Level 2	$614	$—
Non-designated cash flow hedges	Other current assets	Level 2	195	1,207
Interest rate swap	Other assets	Level 2	365	—
Total assets			$1,174	$1,207
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$111	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	843	1,485
Interest rate swap	Other Liabilities	Level 2	—	635
Total liabilities			$954	$2,120

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

	Fair Value	March 31, 2025		September 30, 2024
(in thousands)	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
2032 Senior Notes	Level 2	$600,000	$601,500	$600,000	$615,000
Term Loan B	Level 2	317,000	315,811	394,000	393,508
Total long-term debt		$917,000	$917,311	$994,000	$1,008,508

The fair value of our senior notes was measured using unadjusted quoted market prices. The fair value of our Term Loan B agreement was measured using unadjusted quoted market prices for similar debt securities in active markets.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of our share repurchase program to September 30, 2025. As of March 31, 2025, we had approximately $500.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three and six months ended March 31, 2025, we repurchased 1.1 million shares and 1.8 million shares of our common stock at a total cost of $10.0 million and $20.0 million, respectively, excluding the impact of excise taxes. For the three and six months ended March 31, 2024, we repurchased 1.5 million shares and 3.5 million shares of our common stock at a total cost of $20.0 million and $40.0 million, respectively, excluding the impact of excise taxes.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2024	$(112,409)	$(431)	$(329)	$(113,169)
Other comprehensive income (loss) before reclassification, net of tax	(15,824)	1,432	969	(13,423)
Reclassification to net earnings, net of tax	—	(688)	(67)	(755)
Balance at March 31, 2025	$(128,233)	$313	$573	$(127,347)

The tax impacts for the changes in other comprehensive income (loss) and the reclassifications to net earnings were not material.

6. Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Weighted-average basic shares	101,614	104,276	101,820	105,117
Dilutive securities:
Stock option and stock award programs	2,821	2,804	2,862	2,764
Weighted-average diluted shares	104,435	107,080	104,682	107,881

Anti-dilutive options excluded from our computation of diluted shares	1,528	1,733	1,528	1,754

7. Property and Equipment, Net

During the six months ended March 31, 2025, we sold our corporate headquarters located in Denton, Texas to Denton County, Texas for $45.5 million, excluding $1.5 million in closing costs. As of September 30, 2024, the assets included in the sale were classified as held for sale within other current assets on our condensed consolidated balance sheet. As a result of the sale, we recognized a gain of approximately $26.6 million within selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, we entered into a lease agreement with Denton County, Texas, to lease the building for $35,000 per month for twelve months, with the option to extend three additional months.

8. Goodwill and Intangible Assets

During the three months ended March 31, 2025, we completed our annual assessments for impairment of goodwill and indefinite-lived intangible assets. For our goodwill testing, we performed a qualitative analysis and determined that there was no indication of impairment requiring further quantitative testing. For our indefinite-lived intangible asset assessment, we performed a quantitative analysis and determined a trade name within the SBS reporting segment, as defined below, was fully impaired and recorded a $1.8 million impairment loss within selling, general, and administrative expenses. No material impairment losses were recognized in the prior periods presented in connection with our goodwill and intangible assets.

Goodwill allocated to our Sally Beauty Supply ("SBS") and Beauty Systems Group ("BSG") reporting units, which are also defined as our SBS and BSG segments, was $85.9 million and $448.3 million, respectively, as of March 31, 2025.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Intangible assets amortization expense	$841	$791	$1,699	$1,651

For the six months ended March 31, 2025, changes in goodwill reflect the effects of foreign currency exchange rates of $4.4 million and adjustments of $0.4 million from the completion of our Exclusive Beauty Supply, Inc. acquisition fair value assessment. Additionally, the changes to other intangibles include the effects of foreign currency exchange rates of $0.7 million.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Compensation and benefits	$66,515	$76,649
Deferred revenue	16,923	16,080
Accrued freight	10,724	8,240
Rental obligations	10,488	11,039
Insurance reserves	7,302	7,526
Interest payable	3,991	4,108
Operating accruals and other	35,228	39,308
Total accrued liabilities	$151,171	$162,950

10. Short-term and Long-term Debt

In December 2024, the Company and other parties to the ABL facility entered into a fifth amendment which, among other things, extended the maturity date to December 11, 2029, improved certain covenant terms, and slightly increased our commitment fee to 0.25% from 0.20%. At March 31, 2025, there were no outstanding borrowings under our ABL facility, and we had $482.7 million available for borrowing, including under our Canadian sub-facility, subject to a borrowing base limitation, as reduced by outstanding letters of credit. In connection with the amendment, we incurred approximately $1.5 million in debt issuance costs that are being amortized over the remaining life of the ABL facility.

Additionally, during the three months ended December 31, 2024 and March 31, 2025, we voluntarily repaid $40.0 million and $35.0 million, respectively, of outstanding Term Loan B principle. In connection with the repayments, we recognized a $0.7 million loss on debt extinguishment within interest expense related to unamortized debt issuance costs for the six months ended March 31, 2025.

11. Derivative Instruments and Hedging Activities

During the six months ended March 31, 2025, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2025, we held forwards, which expire ratably through September 30, 2025, with a notional amount, based upon exchange rates at March 31, 2025, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$11,007
Canadian Dollar	5,785
Euro	2,971
Total	$19,763

The changes in fair value related to these foreign currency forwards are recorded quarterly into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold (“COGS”), based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended March 31, 2025 and 2024, we recognized gains of $0.3 million and losses of $0.6 million, respectively. For the six months ended March 31, 2025 and 2024, we recognized gains of $0.1 million and losses of $2.0 million, respectively. Based on March 31, 2025, valuations and exchange rates, we expect to reclassify gains of approximately $1.0 million out of AOCL and into COGS over the next 12 months.

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

Each month, we recognize either income or expense, based on the position of the interest rates, into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. For the three months ended March 31, 2025 and 2024, we recognized income of $0.4 million and $0.8 million, respectively. For the six months ended March 31, 2025 and 2024, we recognized income of $0.9 million and $1.7 million, respectively. At March 31, 2025, we expect to reclassify gains of approximately $0.4 million out of AOCL and into interest expense over the next 12 months.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At March 31, 2025, we held forwards, which settle on various dates in the first month of the next two fiscal quarters, with a notional amount, based upon exchange rates at March 31, 2025, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$31,487
Canadian Dollar	11,056
Euro	9,351
Mexican Peso	9,110
Total	$61,004

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended March 31, 2025 and 2024, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $0.7 million and $0.3 million, respectively. For the six months ended March 31, 2025 and 2024, the effects of these foreign exchange contracts on our condensed consolidated financial statements were gains of $1.0 million and losses of $1.6 million, respectively.

12. Segment Reporting

Segment data for the three and six months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales:
SBS	$500,575	$513,241	$1,026,021	$1,036,479
BSG	382,571	395,120	795,020	803,184
Total	$883,146	$908,361	$1,821,041	$1,839,663
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$77,305	$76,820	$157,179	$154,449
BSG	43,934	43,015	94,403	87,642
Segment operating earnings	121,239	119,835	251,582	242,091
Unallocated expenses (a)	51,866	60,198	81,889	113,416
Restructuring	—	63	—	(22)
Consolidated operating earnings	69,373	59,574	169,693	128,697
Interest expense	16,289	20,523	33,731	37,837
Earnings before provision for income taxes	$53,084	$39,051	$135,962	$90,860

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the six months ended March 31, 2025, unallocated expenses include a $26.6 million gain related to the sale of our corporate headquarters. See Note 7, Property and Equipment, Net, for more information.

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2025 and 2024.

Disaggregation of net sales by segment

Periodically, we make minor adjustments to our product hierarchy, which impacts the roll-up of our merchandise categories. As a result, certain prior year amounts have been reclassified to conform to current year presentation. The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2025	2024	2025	2024
Hair color	42.3%	39.6%	41.3%	39.2%
Hair care	23.6%	25.2%	23.7%	24.6%
Styling tools and supplies	16.2%	17.0%	16.8%	17.6%
Nail	10.0%	9.9%	10.0%	10.0%
Skin and cosmetics	7.4%	7.9%	7.6%	8.0%
Other beauty items	0.5%	0.4%	0.6%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2025	2024	2025	2024
Hair color	42.8%	41.5%	41.4%	40.4%
Hair care	40.9%	41.8%	41.9%	42.4%
Styling tools and supplies	10.5%	10.6%	10.6%	10.7%
Skin and cosmetics	3.4%	3.5%	3.6%	3.9%
Nail	2.2%	2.3%	2.3%	2.4%
Other beauty items	0.2%	0.3%	0.2%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2025	2024	2025	2024
Company-operated stores	91.8%	93.4%	92.0%	93.3%
E-commerce	8.2%	6.6%	8.0%	6.7%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2025	2024	2025	2024
Company-operated stores	69.3%	67.8%	69.4%	68.2%
E-commerce	13.9%	14.1%	14.0%	13.9%
Distributor sales consultants	9.3%	10.5%	9.5%	10.6%
Franchise stores	7.5%	7.6%	7.1%	7.3%
Total	100.0%	100.0%	100.0%	100.0%

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

Financial Summary for the Three Months Ended March 31, 2025

•
Consolidated net sales for the three months ended March 31, 2025, decreased $25.2 million, or 2.8%, to $883.1 million, compared to the three months ended March 31, 2024. Consolidated net sales included a net negative impact from changes in foreign currency exchange rates of $9.7 million;
•
Consolidated comparable sales decreased 1.3% for the three months ended March 31, 2025;
•
Consolidated gross profit for the three months ended March 31, 2025, decreased $4.3 million, or 0.9%, to $458.8 million, compared to the three months ended March 31, 2024. Consolidated gross margin increased 100 bps to 52.0% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024;
•
Consolidated operating earnings for the three months ended March 31, 2025, increased $9.8 million, or 16.4%, to $69.4 million, compared to the three months ended March 31, 2024. Operating margin increased 130 bps to 7.9% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024;
•
For the three months ended March 31, 2025, our consolidated net earnings increased $10.0 million, or 34.1%, to $39.2 million, compared to the three months ended March 31, 2024;
•
For the three months ended March 31, 2025, our diluted earnings per share was $0.38 compared to $0.27 for the three months ended March 31, 2024; and
•
Cash provided by operations was $51.1 million for the three months ended March 31, 2025, compared to $36.9 million for the three months ended March 31, 2024.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Net sales:
SBS	$500,575	$513,241	$(12,666)	(2.5)%	$1,026,021	$1,036,479	$(10,458)	(1.0)%
BSG	382,571	395,120	(12,549)	(3.2)%	795,020	803,184	(8,164)	(1.0)%
Consolidated	$883,146	$908,361	$(25,215)	(2.8)%	$1,821,041	$1,839,663	$(18,622)	(1.0)%

Gross profit:
SBS	$306,397	$307,578	$(1,181)	(0.4)%	$619,653	$614,138	$5,515	0.9%
BSG	152,420	155,494	(3,074)	(2.0)%	316,004	316,110	(106)	0.0%
Consolidated	$458,817	$463,072	$(4,255)	(0.9)%	$935,657	$930,248	$5,409	0.6%

Segment gross margin:
SBS	61.2%	59.9%	130	bps	60.4%	59.3%	110	bps
BSG	39.8%	39.4%	40	bps	39.7%	39.4%	30	bps
Consolidated	52.0%	51.0%	100	bps	51.4%	50.6%	80	bps

Net earnings:
Segment operating earnings:
SBS	$77,305	$76,820	$485	0.6%	$157,179	$154,449	$2,730	1.8%
BSG	43,934	43,015	919	2.1%	94,403	87,642	6,761	7.7%
Segment operating earnings	121,239	119,835	1,404	1.2%	251,582	242,091	9,491	3.9%
Unallocated expenses and restructuring(a)	51,866	60,261	(8,395)	(13.9)%	81,889	113,394	(31,505)	(27.8)%
Consolidated operating earnings	69,373	59,574	9,799	16.4%	169,693	128,697	40,996	31.9%
Interest expense	16,289	20,523	(4,234)	(20.6)%	33,731	37,837	(4,106)	(10.9)%
Earnings before provision for income taxes	53,084	39,051	14,033	35.9%	135,962	90,860	45,102	49.6%
Provision for income taxes	13,874	9,807	4,067	41.5%	35,739	23,226	12,513	53.9%
Net earnings	$39,210	$29,244	$9,966	34.1%	$100,223	$67,634	$32,589	48.2%
	.
Comparable sales growth (decline):
SBS	(0.3)%	(4.0)%	370	bps	0.8%	(3.0)%	380	bps
BSG	(2.7)%	2.0%	(470)	bps	(0.6)%	1.3%	(190)	bps
Consolidated	(1.3)%	(1.5)%	20	bps	0.2%	(1.1)%	130	bps

Number of stores at end-of-period (including franchises):
SBS	3,117	3,134	(17)	(0.5)%
BSG	1,329	1,334	(5)	(0.4)%
Consolidated	4,446	4,468	(22)	(0.5)%

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include costs associated with our Fuel for Growth initiative as well as the $26.6 gain related to the sale of our corporate headquarters during the six months ended March 31, 2025. See Note 7, Property and Equipment, Net, for more information related to the sale of our corporate headquarters.

Results of Operations

The Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(1,322)
Sales outside comparable sales (a)	(3,559)
Foreign currency exchange	(7,785)
Total	$(12,666)
(a)
Includes closed stores, net of stores opened for less than 14 months.

SBS’s net sales decrease was driven primarily by the negative impacts from foreign exchange rates, net closed stores, and lower comparable sales. The decrease in comparable sales was primarily a result of external factors that impacted consumer spending, including weather, an unusually harsh flu season and macro uncertainty, partially offset by strong growth in hair color and digital marketplaces.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(10,533)
Sales outside comparable sales (a)	(138)
Foreign currency exchange	(1,878)
Total	$(12,549)
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales decrease was primarily reflecting external factors that impacted stylist purchasing behavior, including weather, an unusually harsh flu season and macro uncertainty and a negative impact from foreign exchange rates, partially offset by continued momentum from expanded distribution and new brand innovation.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended March 31, 2025, as a result of lower net sales, partially offset by a higher gross margin. SBS’s gross margin improvement was driven primarily by lower distribution and freight costs, higher product margins resulting from enhanced promotional strategies and benefits from our Fuel for Growth initiative, and lower shrink expense.

BSG. BSG’s gross profit decreased for the three months ended March 31, 2025, as a result of lower net sales, partially offset by a higher gross margin. BSG’s gross margin improvement was driven by lower distribution and freight costs and lower shrink expense, partially offset by lower product margins related to brand mix

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses decreased $1.7 million, or 0.7%, for the three months ended March 31, 2025, and included a favorable impact from foreign exchange rates of $3.4 million. As a percentage of SBS net sales, selling, general and administrative expenses for the three months ended March 31, 2025, were 45.8%, compared to 45.0% for the three months ended March 31, 2024. The increase as a percentage of sales was primarily due to deleveraging resulting from lower net sales, an impairment charge related to a trade name (non-cash expense of $1.8 million), and higher labor and other compensation-related expenses, partially offset by lower advertising expense.

BSG. BSG’s selling, general and administrative expenses decreased $4.0 million, or 3.5%, for the three months ended March 31, 2025. As a percentage of BSG net sales, selling, general and administrative expenses for the three months ended March 31, 2025, were 28.4% compared to 28.5% for the three months ended March 31, 2024. The decrease as a percentage of sales was primarily due to a decrease in depreciation expenses, partially offset by higher labor and other compensation-related expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $8.3 million, or 13.8%, for the three months ended March 31, 2025, primarily due to lower professional fees and severance costs in connection to our Fuel for Growth initiative, lower labor and other compensation-related expenses, and savings generated from our Fuel for Growth initiative.

Interest Expense

The decrease in interest expense was driven by a lower outstanding principle balance and interest rate on our Term Loan B, lower losses on debt extinguishment, and lower interest costs related to our senior notes as we incurred interest costs on both our current 2032 Senior Note and our prior 2025 Senior Notes for the brief redemption notice period in the prior year.

Provision for Income Taxes

The effective tax rate was 26.1% and 25.1% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to foreign operations and federal tax credits in the prior year.

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

The Six Months Ended March 31, 2025, compared to the Six Months Ended March 31, 2024

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$7,604
Sales outside comparable sales (a)	(5,564)
Foreign currency exchange	(12,498)
Total	$(10,458)
(a)
Includes closed stores, net of stores opened for less than 14 months.

SBS’s net sales decrease was primarily driven by negative impacts from foreign exchange rates and net stores closed during the prior 12 months, partially offset by an increase in comparable sales. The increase in comparable sales was primarily driven by strong growth in hair color and digital marketplaces, partially offset by external factors that impacted consumer spending, including weather, an unusually harsh flu season and macro uncertainty.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(4,754)
Sales outside comparable sales (a)	(543)
Foreign currency exchange	(2,867)
Total	$(8,164)
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales decrease was primarily driven by reflecting external factors that impacted stylist purchasing behavior, including weather, an unusually harsh flu season and macro uncertainty, and negative impacts from foreign exchange rates, partially offset by continued momentum from expanded distribution and new brand innovation.

Gross Profit

SBS. SBS’s gross profit increased for the six months ended March 31, 2025, as a result of lower net sales, partially offset by a higher gross margin. SBS’s gross margin improvement was primarily driven by lower distribution and freight costs, higher product margins, resulting from enhanced promotional strategies and benefits from our Fuel for Growth initiative, and lower shrink expense.

BSG. BSG’s gross profit was relatively unchanged for the six months ended March 31, 2025, as a result of fewer net sales, partially offset by a higher gross margin. BSG’s gross margin improvement was driven by lower distribution and freight costs from supply chain efficiencies and lower shrink expense, partially offset by lower product margins related to brand mix.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $2.8 million, or 0.6%, for the six months ended March 31, 2025, and included a favorable impact from foreign exchange rates of $4.9 million. As a percentage of SBS net sales, selling, general and administrative expenses for the six months ended March 31, 2025, were 45.1%, compared to 44.4% for the six months ended March 31, 2024. The increase as a percentage of sales was primarily due to increased labor and other compensation-related expenses and an impairment charge related to a trade name (non-cash expense of $1.8 million), partially offset by other Fuel for Growth benefits.

BSG. BSG’s selling, general and administrative expenses decreased $6.9 million, or 3.0%, for the six months ended March 31, 2025. As a percentage of BSG net sales, selling, general and administrative expenses for the six months ended March 31, 2025, were 27.9% compared to 28.4% for the six months ended March 31, 2024. The decrease as a percentage of sales was primarily due to decreases in delivery expense, depreciation expense, and savings generated from our Fuel for Growth initiative.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $31.5 million, or 27.8%, for the six months ended March 31, 2025, primarily due to a $26.6 million gain on the sale of our corporate headquarters, lower professional fees and severance costs in connection to our Fuel for Growth initiative, and lower depreciation expense, partially offset by increased labor and other compensation-related expenses.

Interest Expense

The decrease in interest expense was driven by a lower outstanding principle balance and interest rate on our Term Loan B, lower losses on debt extinguishment, and lower interest costs related to our senior notes as we incurred interest costs on both our current 2032 Senior Note and our prior 2025 Senior Notes for the brief redemption notice period in the prior year.

Provision for Income Taxes

The effective tax rate was 26.3% and 25.6% for the six months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to foreign operations, offset by the tax impact of share-based compensation which was more detrimental in the prior year.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program (see below for more details) we will from time to time repurchase shares of our common stock on the open market to return value to our shareholders. At March 31, 2025, we had $574.9 million of available liquidity, which includes $482.7 million available for borrowing under our ABL facility and cash and cash equivalents of $92.2 million.

Our working capital (current assets less current liabilities) decreased $6.8 million, to $705.8 million at March 31, 2025, compared to $712.6 million at September 30, 2024. The decrease was primarily driven by lower inventory, as a result of a strategic reduction in slower moving products and the negative impacts of foreign exchange rates of $9.2 million, the disposal of assets held for sale previously included in other current assets as a result of the sale of our corporate headquarters, and the timing of lease renewals, partially offset by the timing of accounts payable.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Six Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$84,521	$87,960
Net cash provided (used) by investing activities	4,232	(44,877)
Net cash used by financing activities	(103,659)	(68,932)

Net Cash Provided by Operating Activities

The decrease in cash provided by operating activities was primarily driven by the timing of accounts payable and income tax payments and lower cash receipts from customers, partially offset by lower inventory purchases and the timing of debt interest payments.

Net Cash Provided (Used) by Investing Activities

The change in investing activities was primarily the result of receiving $43.6 million from the sale of our corporate headquarters and lower capital expenditures as we lapped technology investments in the prior year, offset by investments in store improvements.

Net Cash Used by Financing Activities

The increase in cash used by financing activities was primarily due to the higher net paydown of our long-term debt in the current year compared to the prior year, partially offset by fewer shares repurchased in the current year under our share repurchase program and lower issuance costs related to our debt financing activities.

Debt and Guarantor Financial Information

At March 31, 2025, we had $917.0 million in outstanding debt principal, excluding finance lease obligations, unamortized debt issuance costs and debt discounts, in the aggregate, of $10.2 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, and $317.0 million remaining on our Term Loan B. There were no outstanding borrowings under our ABL facility. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the six months ended March 31, 2025, the weighted average interest rate on our borrowings under the ABL facility was 7.3%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Guarantor Financial Information

Our 2032 Senior Notes were issued by our wholly owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (together, the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability of our subsidiaries to make certain restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities have been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of March 31, 2025, and September 30, 2024:

(in thousands)	March 31, 2025	September 30, 2024
Cash and cash equivalents	$30,105	$32,817
Inventory	$764,413	$781,512
Current assets	$891,647	$914,686
Total assets	$2,054,979	$2,085,179
Intercompany payable	$15,367	$6,939
Current liabilities	$446,444	$479,052
Total liabilities	$1,827,088	$1,951,874

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the six months ended March 31, 2025 (in thousands):

Net sales	$1,474,589
Gross profit	$769,147
Earnings before provision for income taxes	$123,660
Net Earnings	$92,106

Share Repurchase Programs

Under our current share repurchase program, we may from time to time repurchase our common stock on the open market. During the six months ended March 31, 2025 and 2024, we repurchased 1.1 million shares and 1.8 million shares of our common stock for $10.0 million and $20.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2024.

Off-Balance Sheet Financing Arrangements

At March 31, 2025, and September 30, 2024, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions as disclosed in Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operation" in Part II on our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from those disclosed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2025, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the quarter ended March 31, 2025, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2025	—	$—	—	$510,792,456
Feb 1 - Feb 28, 2025	426,613	9.32	426,613	506,816,515
Mar 1 - Mar 31, 2025	661,549	9.11	661,549	500,792,460
Total this quarter	1,088,162	$9.19	1,088,162	$500,792,460

(1)
In July 2021, our Board approved a term extension of our share repurchase program, which was originally approved in August 2017, to repurchase up to $1.0 billion of our common stock through September 30, 2025.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(3)
The table above does not include 570 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 12, 2025

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer