Form 10-Q
period 2025-06-30
Sally Beauty Holdings, Inc.
filed 2025-08-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2025

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

Number of shares of common stock outstanding as of July 31, 2025: 98,944,792.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2025	September 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,800	$107,961
Trade accounts receivable, net	29,743	33,635
Accounts receivable, other	66,214	58,553
Inventory	1,005,365	1,036,624
Other current assets	47,522	68,541
Total current assets	1,261,644	1,305,314
Property and equipment, net of accumulated depreciation of $923,072 at June 30, 2025, and $881,818 at September 30, 2024	256,472	269,872
Operating lease assets	589,960	582,573
Goodwill	540,985	538,266
Intangible assets, excluding goodwill, net of accumulated amortization of $23,010 at June 30, 2025, and $33,761 at September 30, 2024	56,180	59,960
Other assets	38,859	36,914
Total assets	$2,744,100	$2,792,899
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,000	$4,127
Accounts payable	193,040	269,424
Accrued liabilities	165,291	162,950
Current operating lease liabilities	155,591	136,068
Income taxes payable	5,920	20,100
Total current liabilities	523,842	592,669
Long-term debt	882,383	978,255
Long-term operating lease liabilities	468,998	479,616
Other liabilities	20,874	22,066
Deferred income tax liabilities, net	85,094	91,758
Total liabilities	1,981,191	2,164,364
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 99,438 and 101,854 shares issued and shares outstanding at June 30, 2025, and September 30, 2024, respectively	994	1,019
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	863,251	740,685
Accumulated other comprehensive loss, net of tax	(101,336)	(113,169)
Total stockholders’ equity	762,909	628,535
Total liabilities and stockholders’ equity	$2,744,100	$2,792,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$933,307	$942,340	$2,754,348	$2,782,003
Cost of goods sold	452,322	461,457	1,337,706	1,370,872
Gross profit	480,985	480,883	1,416,642	1,411,131
Selling, general and administrative expenses	402,812	408,730	1,168,776	1,210,303
Restructuring	—	383	—	361
Operating earnings	78,173	71,770	247,866	200,467
Interest expense	15,709	20,707	49,440	58,544
Earnings before provision for income taxes	62,464	51,063	198,426	141,923
Provision for income taxes	16,740	13,339	52,479	36,565
Net earnings	$45,724	$37,724	$145,947	$105,358
Earnings per share:
Basic	$0.46	$0.37	$1.44	$1.01
Diluted	$0.44	$0.36	$1.40	$0.98
Weighted-average shares:
Basic	100,463	103,190	101,367	104,477
Diluted	103,239	105,897	104,187	107,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings	$45,724	$37,724	$145,947	$105,358
Other comprehensive income (loss):
Foreign currency translation adjustments	27,174	(5,955)	11,350	1,494
Interest rate swap, net of tax	(41)	46	703	(1,458)
Foreign exchange contracts, net of tax	(1,122)	887	(220)	874
Other comprehensive income (loss), net of tax	26,011	(5,022)	11,833	910
Total comprehensive income	$71,735	$32,702	$157,780	$106,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535
Net earnings	—	—	—	61,013	—	61,013
Other comprehensive loss	—	—	—	—	(23,981)	(23,981)
Share-based compensation	—	—	6,053	—	—	6,053
Stock issued for equity awards	1,162	12	69	—	—	81
Employee withholding taxes paid related to net share settlement	(392)	(4)	(5,260)	—	—	(5,264)
Repurchases and cancellations of common stock	(753)	(8)	(862)	(9,078)	—	(9,948)
Balance at December 31, 2024	101,871	$1,019	$—	$792,620	$(137,150)	$656,489
Net earnings	—	—	—	39,210	—	39,210
Other comprehensive income	—	—	—	—	9,803	9,803
Share-based compensation	—	—	4,238	—	—	4,238
Stock issued for equity awards	112	1	321	—	—	322
Employee withholding taxes paid related to net share settlement	(1)	—	(7)	—	—	(7)
Repurchases and cancellations of common stock	(1,088)	(11)	(4,552)	(5,676)	—	(10,239)
Balance at March 31, 2025	100,894	$1,009	$—	$826,154	$(127,347)	$699,816
Net earnings	—	—	—	45,724	—	45,724
Other comprehensive income	—	—	—	—	26,011	26,011
Share-based compensation	—	—	4,509	—	—	4,509
Repurchases and cancellations of common stock	(1,456)	(15)	(4,509)	(8,627)	—	(13,151)
Balance at June 30, 2025	99,438	$994	$—	$863,251	$(101,336)	$762,909

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	38,390	—	38,390
Other comprehensive income	—	—	—	—	10,808	10,808
Share-based compensation	—	—	5,118	—	—	5,118
Stock issued for equity awards	722	7	209	—	—	216
Employee withholding taxes paid related to net share settlement	(192)	(2)	(1,738)	—	—	(1,740)
Repurchases and cancellations of common stock	(1,939)	(19)	(9,266)	(10,915)	—	(20,200)
Balance at December 31, 2023	104,857	$1,049	$—	$652,247	$(111,956)	$541,340
Net earnings	—	—	—	29,244	—	29,244
Other comprehensive loss	—	—	—	—	(4,876)	(4,876)
Share-based compensation	—	—	3,964	—	—	3,964
Stock issued for equity awards	184	2	1,396	—	—	1,398
Employee withholding taxes paid related to net share settlement	(1)	(1)	(19)	—	—	(20)
Repurchases and cancellations of common stock	(1,526)	(15)	(5,341)	(14,844)	—	(20,200)
Balance at March 31, 2024	103,514	$1,035	$—	$666,647	$(116,832)	$550,850
Net earnings	—	—	—	37,724	—	37,724
Other comprehensive loss	—	—	—	—	(5,022)	(5,022)
Share-based compensation	—	—	4,178	—	—	4,178
Stock issued for equity awards	5	—	40	—	—	40
Repurchases and cancellations of common stock	(876)	(9)	(4,218)	(5,873)	—	(10,100)
Balance at June 30, 2024	102,643	$1,026	$—	$698,498	$(121,854)	$577,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net earnings	$145,947	$105,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,593	83,533
Share-based compensation expense	14,800	13,260
Amortization of deferred financing costs	1,609	1,872
Loss on early extinguishment of debt	943	3,734
Impairment of long-lived assets	3,222	626
Loss (gain) on disposal of equipment and other property	(26,641)	4
Gain on divestiture of subsidiary	(768)	—
Deferred income taxes	(6,846)	(6,509)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,028	815
Accounts receivable, other	(6,836)	(15,954)
Inventory	34,193	(46,716)
Other current assets	3,954	2,914
Other assets	506	(445)
Operating leases, net	(10)	(2,421)
Accounts payable and accrued liabilities	(74,571)	(13,615)
Income taxes payable	(14,120)	11,158
Other liabilities	(1,051)	(1,759)
Net cash provided by operating activities	153,952	135,855
Cash Flows from Investing Activities:
Payments for property and equipment	(59,271)	(63,808)
Proceeds from sale of property and equipment, net	43,574	—
Proceeds from divestiture of subsidiary	3,128	—
Acquisitions, net of cash acquired	(371)	(218)
Net cash used by investing activities	(12,940)	(64,026)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL Facility	466,000	1,345,458
Repayments of long-term debt and ABL Facility	(564,122)	(1,383,553)
Debt issuance costs	(1,535)	(9,135)
Proceeds from equity awards	403	1,654
Payments for common stock repurchased	(33,338)	(50,500)
Employee withholding taxes paid related to net share settlement of equity awards	(5,271)	(1,759)
Net cash used by financing activities	(137,863)	(97,835)
Effect of foreign exchange rate changes on cash and cash equivalents	1,690	380
Net increase (decrease) in cash and cash equivalents	4,839	(25,626)
Cash and cash equivalents, beginning of period	107,961	123,001
Cash and cash equivalents, end of period	$112,800	$97,375
Supplemental Cash Flow Information:
Interest paid	$38,769	$56,498
Income taxes paid	$75,391	$34,477
Capital expenditures incurred but not paid	$8,480	$9,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and that are necessary to present fairly our consolidated financial position as of June 30, 2025, and September 30, 2024, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity for the three and nine months ended June 30, 2025 and 2024, and consolidated cash flows for the nine months ended June 30, 2025 and 2024.

Principles of Consolidation

The unaudited condensed consolidated interim financial statements include all accounts of Sally Beauty Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All amounts are presented in U.S. Dollars.

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

Use of Estimates

In order to present our condensed consolidated interim financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our interim financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable assumptions available at the time of preparation; however, actual results could differ due to changes in facts and circumstances. Significant estimates and assumptions are involved in the accounting for sales allowances, deferred revenue, valuation of inventory, amortization and depreciation, intangible assets and goodwill, and other reserves. We believe these estimates and assumptions are reasonable based on management’s knowledge of current events and anticipated future actions, and changes in facts and circumstances may result in revised estimates and impact actual results. Revisions to estimates are recognized in the period in which the facts that give rise to the change become known.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of goods sold and selling, general and administrative expenses. The update is intended to improve disclosures by providing amounts related to inventory purchases, employee compensation, depreciation, and amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, but we currently do not expect to early adopt this standard. We are currently evaluating the impact of this update to our consolidated financial statements and disclosures.

3. Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale in our stores or when products are shipped for e-commerce orders. Revenue is recognized, net of estimated sales returns and sales taxes, when control of the merchandise is transferred to the customer. We estimate sales returns based on historical data.

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, were as follows (in thousands):

	Nine Months Ended June 30,
	2025	2024
Beginning Balance	$11,493	$14,038
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	5,904	9,266
Revenue recognized from beginning liability	(6,703)	(11,252)
Ending Balance	$10,694	$12,052

See Note 12, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

4. Fair Value Measurements

We measure on a recurring basis and disclose the fair value of our financial instruments under the provisions of ASC Topic 820, Fair Value Measurement, as amended (“ASC 820”). We define “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs used in the valuation of an asset or liability on the measurement date.

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	June 30, 2025	September 30, 2024
Financial Assets:
Foreign exchange contracts
Designated cash flow hedges	Other current assets	Level 2	$40	$—
Non-designated cash flow hedges	Other current assets	Level 2	461	1,207
Interest rate swap	Other assets	Level 2	311	—
Total assets			$812	$1,207
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$338	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	1,619	1,485
Interest rate swap	Other Liabilities	Level 2	—	635
Total liabilities			$1,957	$2,120

The fair value of each asset and liability was determined using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts, if any, of cash equivalents, trade and other accounts receivable, accounts payable, and borrowings under our $500 million asset-based senior secured loan facility (the “ABL Facility”) approximate their respective fair values due to the short-term nature of these financial instruments. The carrying amounts and corresponding estimated fair values of our long-term debt, excluding finance lease obligations, debt issuance costs, and original issue discounts, are as follows:

	Fair Value	June 30, 2025		September 30, 2024
(in thousands)	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
2032 Senior Notes	Level 2	$600,000	$614,250	$600,000	$615,000
Term Loan B	Level 2	296,000	295,260	394,000	393,508
Total long-term debt		$896,000	$909,510	$994,000	$1,008,508

The fair value of our senior notes was determined using unadjusted quoted market prices. The fair value of our Term Loan B agreement was determined using unadjusted quoted market prices for similar debt securities in active markets.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (the “Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In 2021, our Board approved a term extension of our share repurchase program through September 30, 2025. On May 6, 2025, the Board approved a term extension of the share repurchase program for an additional four-year period ending September 30, 2029. Under this extension the Company is authorized to purchase its common stock up to the amount remaining under the Board’s 2017 authorization. As of June 30, 2025, we had approximately $487.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three and nine months ended June 30, 2025, we repurchased 1.5 million shares and 3.3 million shares of our common stock at a total cost of $13.0 million and $33.0 million, respectively, excluding the impact of excise taxes. For the three and nine months ended June 30, 2024, we repurchased 0.9 million shares and 4.3 million shares of our common stock at a total cost of $10.0 million and $50.0 million, respectively, excluding the impact of excise taxes.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2024	$(112,409)	$(431)	$(329)	$(113,169)
Other comprehensive income (loss) before reclassification, net of tax	11,350	1,545	322	13,217
Reclassification to net earnings, net of tax	—	(842)	(542)	(1,384)
Balance at June 30, 2025	$(101,059)	$272	$(549)	$(101,336)

The tax impacts for the changes in other comprehensive income (loss) and the reclassifications to net earnings were not material.

6. Weighted-Average Shares

The following table presents a reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Weighted-average basic shares	100,463	103,190	101,367	104,477
Dilutive securities:
Stock option and stock award programs	2,776	2,707	2,820	2,709
Weighted-average diluted shares	103,239	105,897	104,187	107,186

Anti-dilutive options excluded from our computation of diluted shares	1,840	1,678	1,499	1,678

7. Property and Equipment, Net and Divesture of Subsidiary

During the nine months ended June 30, 2025, we sold our corporate headquarters located in Denton, Texas, to Denton County, Texas, for $45.5 million, excluding $1.5 million in closing costs. As of September 30, 2024, the assets included in the sale were classified as held for sale within other current assets on our condensed consolidated balance sheet. As a result of the sale, we recognized a gain of approximately $26.6 million within selling, general and administrative expenses in our condensed consolidated statements of earnings. Concurrent with the sale, we entered into a lease agreement with Denton County to lease back the property at a monthly rent of $35,000 for a term of twelve months, with the option to extend the term for an additional three months.

On April 1, 2025, we sold 100% of the outstanding shares of our wholly owned subsidiary, Pro-Duo Spain SL, to an unaffiliated third party for $3.2 million. As part of the transaction, we divested operations of 19 stores in Spain and recognized a gain of $0.8 million, recorded within selling, general, and administrative expenses in our condensed consolidated results of operations. We do not expect the sale to have a material impact on our consolidated financial position or results of operations.

8. Goodwill and Intangible Assets

During the three months ended March 31, 2025, we completed our annual impairment assessments for goodwill and indefinite-lived intangible assets. For our goodwill testing, we performed a qualitative analysis and determined that there was no indication of impairment requiring further quantitative testing. For our indefinite-lived intangible asset assessment, we performed a quantitative analysis and determined a trade name within the SBS reporting segment, as defined below, was fully impaired. As a result, we recognized an impairment loss of $1.8 million within selling, general, and administrative expenses. No material impairment losses were recognized in the prior periods presented in connection with our goodwill and intangible assets.

Goodwill allocated to our Sally Beauty Supply ("SBS") and Beauty Systems Group ("BSG") reporting units, which are also defined as our SBS and BSG segments, was $91.1 million and $449.8 million, respectively, as of June 30, 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Intangible assets amortization expense	$851	$764	$2,550	$2,415

For the nine months ended June 30, 2025, changes in goodwill reflect the effects of foreign currency translation adjustments of $2.5 million and purchase accounting adjustments of $0.4 million related to the finalization of the fair value assessment for our acquisition of Exclusive Beauty Supply, Inc, partially offset by a reduction of $0.2 million in conjunction with the sale of Pro-Duo Spain SL. Additionally, changes to other intangibles include the effects of foreign currency translation adjustments of $0.5 million.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	September 30, 2024
Compensation and benefits	$61,481	$76,649
Deferred revenue	15,829	16,080
Interest payable	14,034	4,108
Accrued freight	11,064	8,240
Rental obligations	10,676	11,039
Insurance reserves	8,084	7,526
Operating accruals and other	44,123	39,308
Total accrued liabilities	$165,291	$162,950

10. Short-term and Long-term Debt

In December 2024, the Company and other parties to the ABL Facility entered into a fifth amendment, which, among other things, extended the maturity date to December 11, 2029, modified certain covenant provisions, and increased the commitment fee to 0.25% from 0.20%. At June 30, 2025, there were no outstanding borrowings under our ABL Facility, and we had $482.5 million available for borrowing, including under our Canadian sub-facility, subject to a borrowing base limitation, as reduced by outstanding letters of credit. In connection with the amendment, we incurred approximately $1.5 million in debt issuance costs that are being amortized over the remaining life of the ABL Facility.

Additionally, during the three months ended December 31, 2024, March 31, 2025, and June 30, 2025, we voluntarily repaid $40.0 million, $35.0 million, and $20.0 million, respectively, of outstanding Term Loan B principle in addition to our mandatory quarterly payments. In connection with the repayments, we recognized a $0.9 million loss on debt extinguishment within interest expense related to unamortized debt issuance costs for the nine months ended June 30, 2025.

11. Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2025, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2025, we held forwards, which expire ratably through September 30, 2025, with a notional amount, based upon exchange rates at June 30, 2025, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$6,113
Canadian Dollar	3,300
Euro	1,738
Total	$11,151

The changes in fair value related to these foreign currency forwards are recorded quarterly into AOCL. As the forwards are exercised, the realized gains or losses are recognized into cost of goods sold (“COGS”), based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended June 30, 2025 and 2024, we recognized net gains of $0.6 million and net losses of $0.4 million, respectively. For the nine months ended June 30, 2025 and 2024, we recognized net gains of $0.7 million and net losses of $2.5 million, respectively. Based on June 30, 2025, valuations and exchange rates, we expect to reclassify approximately $0.4 million of net losses from AOCL into COGS over the next 12 months.

Interest Rate Swap

In April 2023, we entered into a three-year interest rate swap agreement with an initial notional amount of $200 million (the “Interest Rate Swap”) to mitigate the exposure to higher interest rates in connection with our Term Loan B due in 2030. The Interest Rate Swap involves fixed monthly payments at the contract rate of 3.705%, and in return, we will receive a floating interest payment based on the 1-month Adjusted Term SOFR Rate. The Interest Rate Swap will mature in April 2026 and is designated as a cash flow hedge. Changes in the fair value of the Interest Rate Swap are recorded quarterly, net of income tax, and included in AOCL.

Each month, we recognize either income or expense, based on the position of the interest rates, into interest expense on our condensed consolidated statements of earnings related to the Interest Rate Swap. For the three months ended June 30, 2025 and 2024, we recognized income of $0.2 million and $0.8 million, respectively. For the nine months ended June 30, 2025 and 2024, we recognized income of $1.1 million and $2.5 million, respectively. At June 30, 2025, based on current at interest rates and the fair value of the Interest Rate Swap, we expect to reclassify approximately $0.3 million of net gains from AOCL into interest expense over the next 12 months.

Non-Designated Derivative Instruments

We also enter into foreign exchange forward contracts to mitigate our exposure to exchange rate fluctuations related to certain intercompany balances that are not considered permanently invested. At June 30, 2025, we held forward contracts, which mature at various dates during the first month of each of the next two fiscal quarters, with a notional amount, based upon exchange rates at June 30, 2025, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$37,860
Euro	14,229
Canadian Dollar	11,656
Mexican Peso	7,032
Total	$70,777

Changes in the fair value of the forward contracts, as well as realized gains or losses upon settlement, are recorded in selling, general and administrative expenses. For the three months ended June 30, 2025 and 2024, we recognized net losses of $1.3 million and net gains of $0.8 million, respectively, related to the foreign exchange forward contracts. For the nine months ended June 30, 2025 and 2024, we recognized net losses of $0.3 million and $0.8 million, respectively, related to the foreign exchange forward contracts.

12. Segment Reporting

Segment data for the three and nine months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales:
SBS	$526,782	$536,536	$1,552,803	$1,573,015
BSG	406,525	405,804	1,201,545	1,208,988
Total	$933,307	$942,340	$2,754,348	$2,782,003
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$83,305	$86,938	$240,484	$241,387
BSG	50,672	46,753	145,075	134,395
Segment operating earnings	133,977	133,691	385,559	375,782
Unallocated expenses (a)	55,804	61,538	137,693	174,954
Restructuring	—	383	—	361
Consolidated operating earnings	78,173	71,770	247,866	200,467
Interest expense	15,709	20,707	49,440	58,544
Earnings before provision for income taxes	$62,464	$51,063	$198,426	$141,923

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. For the nine months ended June 30, 2025, unallocated expenses include a $26.6 million gain from the sale of our corporate headquarters. See Note 7, Property and Equipment, Net, for more information.

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2025 and 2024.

Disaggregation of net sales by segment

Periodically, we make minor adjustments to our product hierarchy, which impacts the roll-up of our merchandise categories. As a result, certain prior year amounts have been reclassified to conform to current year presentation. The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2025	2024	2025	2024
Hair color	42.9%	40.6%	41.9%	39.7%
Hair care	23.0%	24.2%	23.5%	24.5%
Styling tools and supplies	16.2%	16.2%	16.9%	17.1%
Nail	10.2%	10.5%	10.0%	10.2%
Skin and cosmetics	7.5%	8.1%	7.5%	8.0%
Other beauty items	0.2%	0.4%	0.2%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2025	2024	2025	2024
Hair color	43.0%	41.8%	41.9%	40.9%
Hair care	41.6%	41.7%	41.8%	42.1%
Styling tools and supplies	9.9%	10.3%	10.4%	10.5%
Skin and cosmetics	3.2%	3.4%	3.5%	3.7%
Nail	2.2%	2.5%	2.3%	2.4%
Other beauty items	0.1%	0.3%	0.1%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2025	2024	2025	2024
Company-operated stores	91.8%	93.0%	91.9%	93.2%
E-commerce	8.2%	7.0%	8.1%	6.8%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2025	2024	2025	2024
Company-operated stores	69.5%	68.5%	69.4%	68.3%
E-commerce	13.7%	13.4%	13.9%	13.7%
Distributor sales consultants	9.2%	10.7%	9.4%	10.6%
Franchise stores	7.6%	7.4%	7.3%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty for the periods covered by this Quarterly Report. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, including the Risk Factors sections therein, as well as the condensed consolidated interim financial statements and accompanying notes included elsewhere in this Quarterly Report.

Financial Summary for the Three Months Ended June 30, 2025

•
Consolidated net sales for the three months ended June 30, 2025, decreased $9.0 million, or 1.0%, to $933.3 million, compared to the three months ended June 30, 2024;
•
Consolidated comparable sales decreased 0.4% for the three months ended June 30, 2025;
•
Consolidated gross profit for the three months ended June 30, 2025, was relatively flat at $481.0 million, compared to the three months ended June 30, 2024. Consolidated gross margin increased 50 bps to 51.5% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024;
•
Consolidated operating earnings for the three months ended June 30, 2025, increased $6.4 million, or 8.9%, to $78.2 million, compared to the three months ended June 30, 2024. Operating margin increased 80 bps to 8.4% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024;
•
For the three months ended June 30, 2025, our consolidated net earnings increased $8.0 million, or 21.2%, to $45.7 million, compared to the three months ended June 30, 2024;
•
For the three months ended June 30, 2025, our diluted earnings per share was $0.44 compared to $0.36 for the three months ended June 30, 2024; and
•
Cash provided by operations was $69.4 million for the three months ended June 30, 2025, compared to $47.9 million for the three months ended June 30, 2024.

Comparable Sales

We consider comparable sales to be an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales metric includes sales from stores that have been operating for 14 months or longer as of the end of the reporting period, as well as sales from e-commerce revenue, sales to franchisees, and full service sales. Our comparable sales metric excludes the impact of foreign exchange rate fluctuations and sales from stores relocated until 14 months after the relocation. Similarly, revenue from acquired stores is excluded from our comparable sales metric until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers as the calculation varies across the retail industry.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Net sales:
SBS	$526,782	$536,536	$(9,754)	(1.8)%	$1,552,803	$1,573,015	$(20,212)	(1.3)%
BSG	406,525	405,804	721	0.2%	1,201,545	1,208,988	(7,443)	(0.6)%
Consolidated	$933,307	$942,340	$(9,033)	(1.0)%	$2,754,348	$2,782,003	$(27,655)	(1.0)%

Gross profit:
SBS	$320,866	$321,051	$(185)	(0.1)%	$940,519	$935,189	$5,330	0.6%
BSG	160,119	159,832	287	0.2%	476,123	475,942	181	0.0%
Consolidated	$480,985	$480,883	$102	0.0%	$1,416,642	$1,411,131	$5,511	0.4%

Segment gross margin:
SBS	60.9%	59.8%	110	bps	60.6%	59.5%	110	bps
BSG	39.4%	39.4%	—	bps	39.6%	39.4%	20	bps
Consolidated	51.5%	51.0%	50	bps	51.4%	50.7%	70	bps

Net earnings:
Segment operating earnings:
SBS	$83,305	$86,938	$(3,633)	(4.2)%	$240,484	$241,387	$(903)	(0.4)%
BSG	50,672	46,753	3,919	8.4%	145,075	134,395	10,680	7.9%
Segment operating earnings	133,977	133,691	286	0.2%	385,559	375,782	9,777	2.6%
Unallocated expenses and restructuring(a)	55,804	61,921	(6,117)	(9.9)%	137,693	175,315	(37,622)	(21.5)%
Consolidated operating earnings	78,173	71,770	6,403	8.9%	247,866	200,467	47,399	23.6%
Interest expense	15,709	20,707	(4,998)	(24.1)%	49,440	58,544	(9,104)	(15.6)%
Earnings before provision for income taxes	62,464	51,063	11,401	22.3%	198,426	141,923	56,503	39.8%
Provision for income taxes	16,740	13,339	3,401	25.5%	52,479	36,565	15,914	43.5%
Net earnings	$45,724	$37,724	$8,000	21.2%	$145,947	$105,358	$40,589	38.5%
	.
Comparable sales growth (decline):
SBS	(1.1)%	0.7%	(180)	bps	0.1%	(1.7)%	180	bps
BSG	0.5%	2.6%	(210)	bps	(0.2)%	1.8%	(200)	bps
Consolidated	(0.4)%	1.5%	(190)	bps	—	(0.2)%	20	bps

Number of stores at end-of-period (including franchises):
SBS	3,096	3,128	(32)	(1.0)%
BSG	1,329	1,332	(3)	(0.2)%
Consolidated	4,425	4,460	(35)	(0.8)%

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include costs associated with our Fuel for Growth initiative as well as the $26.6 gain related to the sale of our corporate headquarters during the nine months ended June 30, 2025. See Note 7, Property and Equipment, Net, for more information related to the sale of our corporate headquarters.

Results of Operations

The Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(5,929)
Sales outside comparable sales (a)	(4,222)
Foreign currency exchange	397
Total	$(9,754)
(a)
Includes closed stores, net of stores opened for less than 14 months.

SBS’s net sales decrease was driven primarily by lower comparable sales and the impacts of net store closures over the past 12 months. The decrease in comparable sales was primarily a result of macro uncertainty, which impacted consumer spending, partially offset by strong growth in hair color and digital marketplaces.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$2,089
Sales outside comparable sales (a)	(989)
Foreign currency exchange	(379)
Total	$721
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales increase was primarily from higher comparable sales resulting from continued momentum from expanded distribution and new brand innovation, partially offset by the impacts of net store closures over the past 12 months.

Gross Profit

SBS. SBS’s gross profit was relatively flat for the three months ended June 30, 2025, as a result of lower net sales, partially offset by a higher gross margin. SBS’s gross margin improvement was driven primarily by higher product margins resulting from benefits from our Fuel for Growth initiative, lower distribution and freight costs, and lower shrink expense, partially offset by an inventory write-off in our European operations in connection with our Fuel for Growth initiative.

BSG. BSG’s gross profit was relatively flat for the three months ended June 30, 2025, as a result of slightly higher net sales, while gross margin was unchanged. BSG’s gross margin was flat to last year, but included lower distribution and freight costs, offset by lower product margins related to brand mix.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $3.4 million, or 1.5%, for the three months ended June 30, 2025, and included a favorable impact from foreign exchange rates of $4.0 million. As a percentage of SBS net sales, selling, general and administrative expenses for the three months ended June 30, 2025, were 45.1%, compared to 43.6% for the three months ended June 30, 2024. The increase as a percentage of sales was primarily due to deleveraging resulting from lower net sales and an increase in labor and other compensation-related expenses.

BSG. BSG’s selling, general and administrative expenses decreased $3.6 million, or 3.2%, for the three months ended June 30, 2025. As a percentage of BSG net sales, selling, general and administrative expenses for the three months ended June 30, 2025, were 26.9% compared to 27.9% for the three months ended June 30, 2024. The decrease as a percentage of sales was primarily due to decreases in depreciation expense and delivery expense.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $5.7 million, or 9.3%, for the three months ended June 30, 2025, primarily due to lower costs in connection to our Fuel for Growth initiative and savings generated from this initiative, partially offset by higher information technology costs and an increase in labor and other compensation-related expenses.

Interest Expense

The decrease in interest expense was driven by a lower outstanding principle balance and interest rate on our Term Loan B, fewer borrowings on our ABL facility, and lower losses on debt extinguishment compared to the prior year.

Provision for Income Taxes

The effective tax rate was 26.8% and 26.1% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to the divestiture of Spain operations and the associated net operating losses not utilized.

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

The Nine Months Ended June 30, 2025, compared to the Nine Months Ended June 30, 2024

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$1,675
Sales outside comparable sales (a)	(9,786)
Foreign currency exchange	(12,101)
Total	$(20,212)
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

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(2,665)
Sales outside comparable sales (a)	(1,532)
Foreign currency exchange	(3,246)
Total	$(7,443)
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales decrease reflects external factors during the fiscal year that impacted stylist purchasing behavior, including weather, an unusually harsh flu season and macro uncertainty, negative impacts from foreign exchange rates, and the impacts of net store closures over the past 12 months, partially offset by continued momentum from expanded distribution and new brand innovation.

Gross Profit

SBS. SBS’s gross profit increased for the nine months ended June 30, 2025, as a result of a higher gross margin, partially offset by lower net sales. SBS’s gross margin improvement was primarily driven by lower distribution and freight costs and higher product margins, resulting from enhanced promotional strategies and benefits from our Fuel for Growth initiative, partially offset by an inventory write-off in our European operations in connection with our Fuel for Growth initiative.

BSG. BSG’s gross profit was relatively unchanged for the nine months ended June 30, 2025, as a result of fewer net sales, partially offset by a higher gross margin. BSG’s gross margin improvement was driven by lower distribution and freight costs from supply chain efficiencies, partially offset by lower product margins related to brand mix.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $6.2 million, or 0.9%, for the nine months ended June 30, 2025, and included a favorable impact from foreign exchange rates of $8.9 million. As a percentage of SBS net sales, selling, general and administrative expenses for the nine months ended June 30, 2025, were 45.1%, compared to 44.1% for the nine months ended June 30, 2024. The increase as a percentage of sales was primarily due to deleveraging resulting from lower net sales, increased labor and other compensation-related expenses and an impairment charge related to a trade name (non-cash expense of $1.8 million), partially offset by other Fuel for Growth benefits.

BSG. BSG’s selling, general and administrative expenses decreased $10.5 million, or 3.1%, for the nine months ended June 30, 2025. As a percentage of BSG net sales, selling, general and administrative expenses for the nine months ended June 30, 2025, were 27.6%

compared to 28.3% for the nine months ended June 30, 2024. The decrease as a percentage of sales was primarily due to decreases in delivery expense, depreciation expense, and savings generated from our Fuel for Growth initiative.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $37.3 million, or 21.3%, for the nine months ended June 30, 2025, primarily due to a $26.6 million gain on the sale of our corporate headquarters and lower costs in connection to our Fuel for Growth initiative, partially offset by increased labor and other compensation-related expenses.

Interest Expense

The decrease in interest expense was driven by a lower outstanding principle balance and interest rate on our Term Loan B, a lower average outstanding balance on our ABL Facility, and lower losses on debt extinguishment compared to the prior year.

Provision for Income Taxes

The effective tax rate was 26.4% and 25.8% for the nine months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to foreign operations, including the divestiture of Spain operations, and higher federal tax credits in the prior year.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents, and borrowings under our ABL Facility. We utilize these resources primarily to fund our operating costs, working capital requirements, capital expenditures, and scheduled debt service obligations, including interest and principal payments. Additionally, under our share repurchase program (see below for more details) we may repurchase shares of our common stock on the open market to return value to our shareholders. At June 30, 2025, we had $595.3 million of available liquidity, which includes $482.5 million available for borrowing under our ABL Facility and cash and cash equivalents of $112.8 million.

Our working capital (current assets less current liabilities) increased $25.2 million, to $737.8 million at June 30, 2025, compared to $712.6 million at September 30, 2024. The increase was primarily driven by the timing of accounts payable and income taxes payments, partially offset by lower inventory, as a result of a strategic reduction in slower moving products and the negative impacts of foreign exchange rates of $6.1 million, the disposal of assets held for sale previously included in other current assets as a result of the sale of our corporate headquarters, and the timing of lease renewals.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL Facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Nine Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$153,952	$135,855
Net cash used by investing activities	(12,940)	(64,026)
Net cash used by financing activities	(137,863)	(97,835)

Net Cash Provided by Operating Activities

The increase in cash provided by operating activities was primarily driven by lower inventory purchases and lower interest paid on our debt, partially offset by the timing of accounts payable and income tax payments, and lower cash receipts from customers.

Net Cash Used by Investing Activities

The decrease in cash used by investing activities was primarily the result of receiving $43.6 million from the sale of our corporate headquarters, lower capital expenditures as we lapped technology investments in the prior year, offset by investments in store improvements, and $3.1 million from the divesture of our operations in Spain.

Net Cash Used by Financing Activities

The increase in cash used by financing activities was primarily due to the higher net paydown of our long-term debt in the current year compared to the prior year, partially offset by fewer shares repurchased in the current year under our share repurchase program.

Debt and Guarantor Financial Information

At June 30, 2025, we had $896.0 million in outstanding debt principal, excluding unamortized debt issuance costs and debt discounts, in the aggregate, of $9.6 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, and $296.0 million remaining on our Term Loan B. There were no outstanding borrowings under our ABL Facility. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

We utilize our ABL Facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL Facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL Facility are generally paid down with cash provided by our operating activities. During the nine months ended June 30, 2025, the weighted average interest rate on our borrowings under the ABL Facility was 7.4%.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of June 30, 2025, and September 30, 2024:

(in thousands)	June 30, 2025	September 30, 2024
Cash and cash equivalents	$41,923	$32,817
Inventory	$745,712	$781,512
Current assets	$882,588	$914,686
Total assets	$2,048,655	$2,085,179
Intercompany payable	$14,892	$6,939
Current liabilities	$421,673	$479,052
Total liabilities	$1,785,679	$1,951,874

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the nine months ended June 30, 2025 (in thousands):

Net sales	$2,228,990
Gross profit	$1,166,591
Earnings before provision for income taxes	$182,605
Net Earnings	$135,873

Share Repurchase Programs

Under our current share repurchase program, we may from time to time repurchase our common stock on the open market in compliance with all SEC rules, including Rule 10b-18, and other legal requirements, and may be made in part under Rule 10b5-1 plans, which permit stock repurchases when the Company might otherwise be precluded from doing so. During the nine months ended June 30, 2025 and 2024, we repurchased 3.3 million shares and 4.3 million shares of our common stock for $33.0 million and $50.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2024.

Off-Balance Sheet Financing Arrangements

At June 30, 2025, and September 30, 2024, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

U.S. Income Tax Regulations

On July 4, 2025, “The One Big Beautiful Bill Act” was signed into law. ASC Topic 740, Income Taxes, requires the effects of changes in tax law or rate to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the enacted legislation and the impact on its financial statements.

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

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2025, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the quarter ended June 30, 2025, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30, 2025	—	$—	—	$500,792,460
May 1 - May 31, 2025	610,460	9.00	610,460	495,298,261
Jun 1 - Jun 30, 2025	845,404	8.90	845,404	487,774,455
Total this quarter	1,455,864	$8.94	1,455,864	$487,774,455

(1)
On May 6, 2025,, our Board approved a term extension through September 30, 2029, of our share repurchase program to repurchase up to $1.0 billion of our common stock, which was originally approved in August 2017.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated July 2, 2025, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 9, 2025

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 5, 2025

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer