Form 10-K
period 2025-09-30
Sally Beauty Holdings, Inc.
filed 2025-11-13
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2025

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2025, was approximately $903,679,000. At November 7, 2025, there were 97,497,664 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

In this Annual Report, references to the "Company,” “SBH,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein that are not purely historical facts or that depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “might,” “anticipates” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors that could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A of this Annual Report on Form 10-K, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

Sally Beauty (“Sally”) – An omni-channel retailer that offers professional-quality beauty supplies at attractive prices and provides education to retail consumers and salon professionals throughout North America, South America and Europe. Sally operates primarily through retail stores (generally operating under the Sally Beauty banner) and digital platforms, including our www.sallybeauty.com website, a mobile commerce-based app, and third-party digital marketplaces.

Beauty Systems Group (“BSG”) – A leading full-service omni-channel distributor that offers professional beauty supplies exclusively to salons and licensed beauty professionals throughout the U.S. and Canada. These salon professionals primarily rely on just-in-time inventory due to capital constraints and limited warehouse and shelf space. BSG operates through company-operated stores (generally operating under the Cosmo Prof banner), franchised stores, salon business consultants (“SBCs”) and digital platforms, including our www.cosmoprofbeauty.com website, a mobile commerce-based app and chain portals.

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

Operating and Growth Strategy

Our operating and growth strategy is guided by our vision to strengthen our position in our core category of professional hair color and capture growth opportunities across adjacent categories such as care, nails, and styling tools for both do-it-yourself (“DIY”) customers and professional stylists. Sally’s differentiation is to offer a vast array of hair color, hair care, and nail solutions for in-home use, supported by the content and education we provide our customers. At BSG, we are the largest North American distributor of professional hair color and care, offering stylists and salons the most extensive portfolio of third-party brands in the market.

As we continue to build on our momentum, we are sharpening our focus to further elevate differentiation and enhancing our strategic initiatives to support this, while continuing to drive growth and profitability.

Understand and Activate the Customer

As part of our strategic focus on deepening our relationships with our current customer base and expanding into new consumer markets, we are placing greater emphasis on personalization and bespoke customer journeys. Our DIY customers and professional stylists value the services, education and innovation we provide. We are focused on expanding our personalization experiences across all customer touchpoints, deepening our customer insights to drive the richness of the personalization decisioning and targeting, and strengthening our omni-channel communication and customer connections.

We continue to build customer loyalty and appeal to new customers through our value-added services and concepts, including Licensed Colorist on Demand (“LCOD”) and Happy Beauty Co. Additionally, we are using technology to drive growth through personalization and refining our performance marketing tactics to ensure we remain in lockstep with evolving customer needs. Our current marketing strategy utilizes a variety of media channels to connect directly with customers, including e-mail, text messages, mobile app notifications, and digital and physical advertising, as well as content creators that educate and empower customers to feel confident about DIY hair and nail care.

We are focused on elevating our marketing partnerships with brands to enhance reach, relevance, and mutual value creation. Our marketing programs highlight brand partners' products and their competitive promotional offers to excite and empower existing and potential customers. At the same time, we are driving greater marketing effectiveness through the application of marketing mix modeling and the continued refinement of our brand messaging, ensuring that our campaigns are both impactful and aligned with our strategic goals.

Unlock and Harvest Digital Value

We plan to continue leveraging and enhancing our omni-channel business model that allows customers to shop in store, online, or through a hybrid approach such as our “buy online, pick up in store” (“BOPIS”) or 2-hour delivery options. Our online retail presence has grown to include digital marketplaces such as Amazon, Walmart.com, DoorDash, Uber Eats, and Instacart, and continues to benefit from the existing Sally Beauty app on iOS and Android.

For BSG, we are focused on a substantial update to the BSG app and ecommerce platform during fiscal year 2026 that is designed to deliver improved user experience, enhanced personalization and modernized payment methods. We believe this will fuel long-term benefits, including higher conversion, increased retention and engagement, and enhanced brand loyalty.

Additionally, we are further driving professional customer engagement via expansion of Cosmo Prof Institute and affiliate partnerships. Cosmo Prof Institute is our online education platform that gives stylists the opportunity to attend professional master classes while earning continuing education credits. Our internal Sally Beauty Associate Affiliate Program empowers our associates to share their unique expertise with customers on social media, fostering a community of inspiring, diverse creators who are using Sally merchandise for their DIY beauty, hair, nails, and self-expression.

Differentiate with Product Assortment and Innovation

At Sally, we believe our continued investment in owned brand growth and innovation will help us attract new customers and strengthen loyalty. Our owned brands are a key differentiator relative to competitors and we continued to expand our owned brand portfolio during the fiscal year. In addition, we brought to market many innovative products including the Ion 8 in 1 Airstyler and several nail care supplies in our Beauty Secrets brand. We also redesigned and refreshed our Texture ID, Inspired by Nature, and Ion Semi Brights brands. Going into next fiscal year, we are focused on expanding our owned brand offerings in our top categories of hair color, hair care and styling tools. In addition, starting in fiscal year 2026, we are adding a new fragrance category that we will offer in select Sally stores.

At BSG, we launched new brands like K18, Goddess, Image Skincare and Unite and we continued testing stylist- and esthetician-focused brands; while expanding our distribution footprint for Color Wow, Amika, Moroccanoil and Verb. Going into next fiscal year, we are focused on increasing our distribution footprint through expanding high-profile brands, and bringing to market innovation across our key categories of hair care and hair color.

Accelerate New Growth Pathways

This fiscal year, we launched Sally Ignited, a comprehensive initiative encompassing both physical and digital refreshes, category and brand expansion, and immersive experiences focused on discovery and community. As part of the Sally Ignited program, we are pivoting Sally Beauty from a “beauty supply house” to a modernized specialty beauty retailer. At the end of the fiscal year, 30 stores in various markets throughout the U.S. have been refreshed or opened and we plan to expand Sally Ignited to 50 additional stores during fiscal year 2026. In these locations, we are prioritizing the customer journey and operational execution to deliver a superior in-store experience – one that encourages discovery, inspires and engages. We are seeing an improved customer experience in the newly renovated stores as customers are spending more time in-store and cross-shopping categories at an increased rate, as evidenced by basket growth coming from nails, cosmetics and skin care. Additionally, we are seeing key indicators, including units per transaction and average ticket value, all trending above the rest of the fleet. We believe the new look, feel, navigation and merchandising strategy are driving the desired results.

During the fiscal year, we continued testing our new Happy Beauty Co. store concept. Happy Beauty Co. is a unique new retail store concept that brings to market an engaging beauty experience with thousands of quality products at sharp price points in an accessible, fun and expressive environment. Leading up to the holiday season, we recently completed key merchandising updates and implemented new marketing tactics, including increased influencer engagement and messaging that highlights "Indie" brands, test-before-you-buy, dupes and value. We believe that coming out of the holiday season, we will be better positioned to understand the trajectory of the concept and the optimal path forward.

Efficiency and Optimization

We are focused on profitability and driving operating efficiencies through our continued progress on our Fuel for Growth program (“FFG”). FFG is a strategic program aimed at optimizing operational efficiency and modernizing core business functions. Key actions under this initiative, such as transitioning to pooled distribution and adjusting store shipping frequencies, have resulted in meaningful transportation cost reductions and enhanced supply chain agility. During fiscal 2025, the work encompassed vendor pricing negotiations, sourcing, supply chain, best cost location and non-trade spend, where we have carried out deep dives and are extracting value.

We believe focusing in these areas will position our company for future growth, further enhance our ability to meet our customers where they are and help us attract new customers.

Store Design and Locations

Sally Beauty

Sally has retail stores in the U.S. (including Puerto Rico), Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, and Chile. Stores are designed to highlight our extensive product offerings and differentiated position in hair color, hair care, styling tools and nails. We apply strong category management processes, including store specific planograms, to maintain consistent merchandise presentation across our store base. In the U.S. and Canada, our average store offers an average of 7,000 beauty products and is approximately 1,700 square feet in size. Stores are typically located in strip shopping centers, which are occupied by other high-traffic retailers such as grocery stores, mass merchants and home improvement centers. Store formats, including average size and product selection, vary by marketplace to meet the needs of the local customer. As part of our strategic initiatives, we launched Sally Ignited, an initiative that includes a refresh of our store base to provide a better customer shopping experience.

We calibrate store renewals, remodels and expansions between new and existing geographies. In existing marketplaces, we add stores to provide additional coverage and strategically close or relocate underperforming stores as necessary. In new marketplaces, Sally selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. Sally generally seeks to expand in geographically contiguous areas to leverage its expertise and brand recognition.

Our Happy Beauty Co. stores feature "Indie Beauty" third-party brands and our owned brands encompassing five key categories: cosmetics, skin care, bath and body, nails, and fragrance. The initial pilot stores were opened in the Dallas/Ft. Worth, Texas and Phoenix, Arizona markets. We are still testing and learning on this new concept, and we are leaning into Happy Beauty Co. as an “Indie Brand Headquarters” with a focus on key trends such as Korean beauty and fragrance stories. Additionally, our marketing message is focused on highlighting on-trend brands, offering 'test before you buy' and utilizing influencer partnerships and social media to drive traffic and conversion.

Sally’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2025	2024	2023
Beginning store count	3,129	3,148	3,439
Opened (1)	52	32	54
Closed (2)	(85)	(51)	(345)
Ending store count	3,096	3,129	3,148

(1) In fiscal years 2025, 2024 and 2023, we opened 8, 2 and 10 pilot stores, respectively, for Happy Beauty Co.

(2) In fiscal year 2023, we closed 294 stores in connection with our Distribution Center Consolidation and Store Optimization Plan (the "Plan”).

Beauty Systems Group

BSG stores, including franchise-based Armstrong McCall stores, are designed to highlight our extensive product offerings to salons and salon professionals. Our stores, on average, offer approximately 8,000 professional beauty products tailored to the territory and are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. Our company-operated stores average approximately 2,700 square feet and are located primarily in secondary strip shopping centers, and are a destination exclusively for licensed beauty professionals.

BSG’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2025	2024	2023
Beginning store count	1,331	1,338	1,355
Opened	22	14	38
Closed (1)	(28)	(20)	(55)
Franchises opened	4	1	—
Franchises closed	(3)	(2)	—
Ending store count	1,326	1,331	1,338

(1) In fiscal years 2024 and 2023, we closed 2 stores and 26 stores, respectively, in connection with the Plan.

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
•
Hair Care – Shampoo and conditioner, hair gels, creams, oils, serums, and other styling products
•
Styling Tools – Hair dryers, irons, curling rods/rollers/pins, brushes/combs, clippers/trimmers/accessories, shears, razors, salon accessories, including chargers for tools & appliances
•
Nails – Polish, gel, acrylics, dips, nail accessories, supplies & tools
•
Skin and Cosmetics – Cosmetics, cosmetic accessories, lashes and accessories, hair removal, skincare, jewelry, and fragrances
•
Other Beauty Products – Salon chairs, dryers, shampoo bowls, basics

Additionally, as a top destination to shop for professional color and care, our goal is to be in-stock in these core categories at every opportunity.

Sally Beauty

Sally carries an extensive selection of leading third-party, owned and exclusive-labeled brand professional beauty products across a variety of categories. As leaders in the beauty industry, we believe we are uniquely positioned to adapt and innovate within our brands, partnerships and product offerings to provide the looks customers want. We believe this focus helps us attract new customers and keep long-term relationships with existing customers. During the fiscal year, we continued to focus on owned brands, driving growth in our top brands; Ion, Salon Care, Beauty Secrets, Bondbar and Inspired by Nature. We continue to focus on mindful products with expansion on Sauce Beauty and Soapbox. Lastly, we remain focused on nail care with an expanded selection of gel and artificial nails.

We believe that many of our owned brands, available only from Sally, offer equal or better quality than leading third-party brands. During the fiscal years 2025, 2024, and 2023, our Sally owned brand sales have been approximately 35%, 34%, and 34%, respectively, of total Sally sales.

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

Marketing and Advertising

Sally Beauty

We target existing and potential customers through an integrated, personalized marketing approach designed to reach the customer through a variety of media channels, including digital advertising, e-mail, social media, text messaging, mobile app push notifications, direct mail, radio and experiential advertising.

Sally’s marketing initiatives are designed to drive customer traffic through added education, content and community building. We leverage a combination of internal and external influencers/content experts to educate and make customers feel confident about DIY hair color, hair care, nails and other beauty trends. Our external influencers consist of content creators and/or professional stylists who are DIY experts in their areas of focus and aim to inspire, educate and empower beauty enthusiasts. Additionally, our internal Sally Beauty Associate Affiliate Program encourages our associates to share their unique expertise with customers on social media to curate a community of inspiring, diverse creators who are using Sally merchandise for their DIY beauty, nails, hair and self-expression.

Beauty Systems Group

BSG’s marketing programs are designed to promote its extensive selection of brand partners' products at competitive prices and to educate, motivate and empower existing and potential customers. We work closely with our vendors to provide promotional offers for certain products to target existing and potential customers. We distribute promotional material through multiple channels, including print mail, e-mail, SMS, mobile app push notifications, social media, trade shows, educational events, virtual education events, store personnel and SBCs. As of September 30, 2025, we had a network of 591 SBCs who personally consult, support and sell directly to salons and salon professionals. In addition, we believe that our digital platforms enhance other efforts intended to promote awareness of our products by salons and salon professionals.

Customer Loyalty

In the U.S. and Canada, we have more than 15 million active customers (shopped with Sally in the past 12 months), of which a majority are part of our Sally Beauty Rewards Program. Our Sally Beauty Rewards Program is free to join and designed to earn Sally customer loyalty. The program provides our loyalty customers the ability to earn points on their Sally purchases and to convert those points to Sally Beauty Rewards when certain thresholds are met. Through the program, these customers may also receive exclusive savings and personalized marketing offers.

In the U.S., we also offer our Sally customers the opportunity to apply for the Sally Beauty Rewards Credit Card which provides additional benefits to Sally Beauty Rewards members. Additionally, we offer our Sally professional customers and BSG customers the opportunity to apply for the Cosmo Prof Rewards Credit Card, which provides (i) discounts on Cosmo Prof purchases or (ii) points through the Sally Beauty Rewards Program on Sally purchases.

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

Digital Strategy

We continue to grow our digital footprint, not only through our marketing and customer relationship efforts, but also through our digital platforms in each segment. We believe we are uniquely positioned to continue expanding our digital sales penetration thanks to our omni-channel business model, which enables us to meet our customers where they are: in store or online, or through a hybrid approach such as our BOPIS and 2-hour delivery options. Additionally, our digital strategy of enhancing our customer centricity aims to expand our services ecosystem to support professional stylists as well as increase education and expertise to inspire and support all of our customers. For the fiscal years 2025, 2024, and 2023, our global e-commerce sales represented approximately 10.7%, 9.8%, and 9.3%, respectively, of our consolidated sales. To that end, we are excited to continue our digital expansion through our recent initiatives, such as expanding online digital marketplaces and our LCOD featured on our website, www.sallybeauty.com.

In Sally, we offer LCOD to provide our customers with a more engaging shopping experience. Our LCOD is a digital-focused initiative where customers can live chat with a licensed colorist by text, voice or video to learn more about our hair color product offerings and how to use our products to achieve their desired results. This online option is available in all 50 states and appears as a chat box when customers are browsing our selection of hair color merchandise on our website. Additionally, our licensed colorists are strengthening their knowledge of the hair care category and beginning to test hair care consultations. As mentioned above, we are seeing positive insights and customer feedback around our LCOD initiative. Furthermore, over the past few years, we launched digital marketplaces with Walmart.com, Amazon, DoorDash, Uber Eats and Instacart, to help fuel digital sales growth and attract new customers to our Sally brands.

Distribution

Our distribution centers primarily receive merchandise from U.S.-based suppliers, with a smaller portion sourced from various international locations. Our distribution centers service our stores, our franchise locations, orders from our SBCs, and ship-to-customer orders via several freight carriers. We procure our owned brand merchandise through domestic and foreign vendors and work closely with our overseas vendors to fulfill production orders and schedule ocean and freight carriers to deliver to our distribution centers.

Over the past several years, we have made significant investments in our end-to-end supply chain systems and processes to build a best-in-class merchandising and supply chain platform for the future. As a result, we were able to optimize the shipping frequency from our distribution centers to a majority of our Sally and BSG stores in the U.S. and Canada by leveraging investments within our supply chain systems. This change has resulted in improved labor productivity and reduced freight costs, while allowing us to maintain healthy in-stock levels.

Additionally, customers are looking for more convenient options for receiving merchandise, which is helping drive their purchasing decisions. As such, we have made significant investments to “meet them where they are.” When ordering through our digital platforms, our customers can select different fulfillment options, including the following: BOPIS; parcel delivery (from store or distribution centers); 2-hour delivery; and several digital marketplaces, such as Instacart, DoorDash and Uber Eats.

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

Sally competes primarily with beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, online retailers, drug stores, department stores and supermarkets as well as salons that sell hair care products. BSG competes primarily with beauty product wholesale suppliers, including online retailers and manufacturers selling their products directly to salons and salon professionals.

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

Our Suppliers

We purchase our branded merchandise directly from manufacturers through supply contracts and purchase orders. For fiscal year 2025, our five largest suppliers – Henkel AG & Co. KGaA; the Professional Products Division of L'Oreal USA S/D, Inc.; Wella Company; John Paul Mitchell Systems; and Kao Corporation – accounted for approximately 48% of our consolidated merchandise purchases. We have developed long-standing relationships, some of which are exclusive, with these suppliers and many others, which we believe are core to our competitive advantage. We purchase products from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or that expire without express rights of renewal.

Intellectual Property

In the U.S. and in other countries where we operate, we have registered or legally protected trademarks, copyrights, internet domain names, service marks and trade names that are used to promote and market our business, stores, digital platforms and products. We believe many of these are well recognized and have significant value, including but not limited to the following: Sally®, Sally Beauty®, Cosmo Prof®, Armstrong McCall®, ION®, Beyond the Zone®, Generic Value Products®, Salon Care®, Silk Elements®, Bondbar®, Inspired by Nature®, Beauty Secrets®, Strawberry Leopard®, and Texture ID®.

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

Human Capital Management

As of September 30, 2025, we had approximately 27,000 global associates, including approximately 11,000 full-time associates. We believe they are our greatest asset, with their combined skills, knowledge, work/life experiences and capabilities. At the front line interacting with our customers or behind the scenes supporting our field teams, our associates play a major role in our business. While we often emphasize our technology-based transformations and our wide variety of professional beauty products as key attributes, nothing happens or succeeds without our people.

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
•
Provide meaningful, engaging learning and development that grows our associates’ knowledge of and capability with respect to our business and skills that will help them in business and life; and
•
Create an environment and culture where everyone can bring their true self to work because our differences are what make us beautiful. At SBH, we believe our focus on Culture & Belonging is crucial to improving how we interact with and influence our associates, customer environments and broader communities. We are committed to being a force for change.

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

We also emphasize the importance of taking care of our associates in our Company’s Code of Business Conduct and Ethics, the standard of conduct that applies to all of our associates, executive officers and Board of Directors (the “Board”). The Code reflects the core principles of conducting our business as a good corporate citizen in compliance with all laws, rules and regulations applicable to us and with regard for the welfare of our associates and providing equal opportunity to all associates and job applicants. You can review this important document at http://investor.sallybeautyholdings.com.

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

We also place significant value and attention on responding to feedback and input from associates. This includes surveys regarding issues such as culture, belonging, and engagement. We review our team’s input and comments, identify common themes and set out action plans to respond. We believe listening is crucial, but taking action and making commitments are even more important.

As discussed below, our efforts around Culture & Belonging are a core focus of our associate engagement and the work environment for our teams.

Culture & Belonging

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

We come together to create a culture for “One & All”

Culture & Belonging are at the heart of who we are as a company – at the Board level, throughout our global workforce and in our shared commitment to serving a diverse customer base and their communities.

At the Board Level: Our Board’s composition leads the Company’s commitment to Culture and Belonging. Having diverse voices on our Board enhances the Board’s expertise, broadens its viewpoint and sets the tone to encourage leaders at all levels of the Company to listen to the concerns of our associates and customers alike. Our Compensation & Talent Committee provides hands-on oversight and guidance of our Culture & Belonging initiatives. Our Board believes listening and responding to diverse voices is crucial to the Company’s success and long-term sustainability.

In Our Workforce: Our SBH team in the U.S. & Canada is approximately 90% women and approximately 50% people of color. In recent years, Newsweek has recognized SBH among America’s Greatest Workplaces, America’s Greatest Workplaces for Diversity and America’s Greatest Workplaces for Women. We recognize and celebrate the bedrock values of inclusion, belonging and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should – and do – reflect the various qualities of our customers and what they desire and expect from SBH.

During the fiscal year, we furthered our work with our existing Employee Resource Groups (“ERGs”). We proudly host ERGs that represent our Black, Hispanic, Women, LGBTQ+, Veteran, Disabled, and Neurodivergent associates. We encourage our associates to get involved with our ERGs, which are open to all associates, to form deeper relationships with their colleagues based on mutual respect, dignity, and understanding. These ERGs have made a meaningful impact on our team and business, and we will continue to connect and engage them on how we do business, how we best serve our customers and how we enhance our team and culture.

In Our Customer Base: Our customers span the entire continuum of age, gender, ethnic and cultural diversity. We sell beauty products to treat and style every kind of hair; we deliver a tailored assortment of beauty products that serve the local communities where our stores are located. Serving the varied demographics and needs of our customers drives a culture and workforce that embraces and reflects the communities we serve.

We will continue to develop and evolve how we enhance Culture & Belonging throughout SBH. We recognize the value these initiatives bring to our Company, our associates, our customers and the communities we serve.

More information on our approach to Culture & Belonging can be found at: www.sallybeautyholdings.com/our-company/culture-and-belonging.

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

For example, in the U.S., most of the products we sell and the content and methods of advertising and marketing that we utilize are subject to both federal and state regulations administered by a host of federal and state agencies, including, in each case, and among other agencies, one or more of the following: the Food and Drug Administration (the “FDA”), the Federal Trade Commission and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. We also face comprehensive regulation outside the U.S., focused primarily on product labeling and safety issues, such as cosmetic regulations administered by the EU Commission, Health Canada, Mexico COFEPRIS, and Chile ISP. We believe we are in material compliance with the laws and regulations to which we are subject, although no assurance can be provided that this will remain true going forward or that we will not be required to incur meaningful expenses to comply with such laws and regulations.

As of September 30, 2025, we supplied franchised stores located in the U.S. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information we file electronically with the SEC at www.sec.gov. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at our principal office. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Below, we describe important risk factors that could materially affect our business, financial condition or results of operations in future periods. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or results of operations in future periods.

Operational, Strategic and General Business Risks

The beauty products retail and distribution industry is highly competitive and is consolidating.

We face significant competition from other beauty stores and outlets, salons, mass merchandisers, online retailers, drug stores and supermarkets. The primary competitive factors in the beauty products retail and distribution industry are: price; quality; perceived value; consumer brand name recognition, packaging, and variety; availability; customer service; desirable and convenient store locations; in-stock inventory; and, with respect to e-commerce, the look and feel of our digital platforms, ease and security of the checkout process, and delivery times and costs. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or channel share, particularly because customers are able to quickly and conveniently comparison-shop and can determine real-time product availability using digital tools. This behavior can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors.

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

In addition, our industry is consolidating, which may give our suppliers and our competitors increased negotiating leverage and greater marketing resources. For instance, we may lose customers if those competitors attract additional salons or salon professionals, or if professional beauty supply manufacturers align themselves with our competitors or begin selling directly to customers. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of certain manufacturers, resulting in smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition, and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability, and our distributed third-party brands’ ability, to anticipate, gauge and timely react to changes in consumer spending patterns and preferences for specific beauty products. If we or the brands we distribute do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. We may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, a large percentage of our Sally product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to invest significant amounts on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned or exclusive-label brand will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion.

We expect continuously changing fashion-related trends and consumer tastes to influence future demand for beauty products. Changes in consumer tastes, fashion trends, and brand reputation can have an impact on our financial performance. If we or third-party brands we distribute are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands and/or maintain a strong brand reputation, our business could suffer.

Our future success depends in part on our ability to successfully implement our strategic initiatives to improve the customer experience, attract new customers, and improve the sales productivity of our stores.

We are continuing the implementation of a significant number of strategic initiatives designed to acquire and retain customers, strengthen our digital foundation, improve operational efficiencies, and optimize our capabilities, including through the closure of underperforming stores and the consolidation of distribution centers. There can be no assurance that these or future strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our comparable sales will suffer and our growth prospects, financial results, profitability, and cash flows will also be adversely impacted.

We depend upon suppliers, manufacturers, and fillers that may be unable to provide products of adequate quality or that may be unwilling to continue to supply products to us.

We do not manufacture any products we sell and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell.

Because we purchase products from many manufacturers and fillers pursuant to at-will contracts and contracts that can be terminated without cause upon 90 days’ notice or less, or that expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells—for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in Sally’s and BSG’s relationships with suppliers occur often and could positively or negatively impact the net sales and operating earnings of both business segments. Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like Sally and BSG, by promoting their own distribution channels. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or if we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected.

Consolidation among suppliers may increase suppliers’ negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition, and results of operations. There can be no assurance that the impact of these developments, if they were to occur, would not adversely impact revenue or margins or that our efforts to mitigate the impact of these developments would be successful.

From time to time, our suppliers ship products to us that fail to conform to our quality control standards. Suppliers’ failure to comply with our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls – any of which may have a material adverse effect on our results of operations and financial condition.

Any unexpected significant interruption in manufacturers’ and fillers’ supply of products or disruptions in our supply chain infrastructure could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we directly source many of our owned and exclusive-label brand products, including, but not limited to, styling tools, salon equipment, sundries and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, local business practices, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, acts of war or terrorism, or pandemics, could materially harm our operations to the extent they affect the production, shipment or receipt of merchandise. Our operating results depend on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

The loss of exclusive distribution rights with key vendors could have a material adverse effect on our business, financial condition, and results of operations.

We have exclusive and non-exclusive distribution rights with several key vendors for well-known brands in certain geographies. If key vendors ceased granting us exclusive distribution rights, or decided to utilize other distribution channels for their products, in each case widening the availability of these products in other channels, the revenue we earn from the sale of such products could be negatively impacted, which could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in the price, availability, and quality of inventory may result in higher cost of goods, which we may not be able to pass on to the customers.

Our suppliers frequently attempt to pass on higher production costs, generally due to inflation over the past few years, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by inflation, demand, regulation, weather, and other factors. Manufacturers have and may continue to experience increases in other manufacturing costs, such as transportation, labor, and benefit costs. These increases in production costs result in higher merchandise costs to us. We may not always be able to pass on those cost increases to our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Our e-commerce businesses may be unsuccessful or, if successful, may redirect sales from our stores.

We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and mobile commerce-based apps) and abroad. We have undertaken initiatives to significantly advance our digital commerce capabilities and grow our e-commerce businesses. As a result, we are more susceptible to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems. Furthermore, our e-commerce businesses face significant competition from larger retailers with more established e-commerce platforms, as well as online retailers, including Amazon, and online store e-commerce platforms, such as Shopify.

Although we believe our participation in both e-commerce and in-store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both channels could create issues that have the potential to adversely affect our results of operations. For example, growth in our e-commerce business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in our e-commerce sales. Furthermore, as our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. Offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider utilizing competitive internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impacts of attracting existing rather than new customers, of experiencing conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our operating margin, profit, future growth and comparable sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our business.

Diversion of professional products sold by BSG could have an adverse impact on our revenues.

Most of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and salon professionals or sold exclusively to their retail consumers. Despite our efforts to prevent it, incidents of product diversion occur, and our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted products may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers or choose to purchase other products altogether because of the perceived loss of brand prestige. In many instances, BSG is subject to certain anti-diversion obligations under these manufacturers’ contracts that, if violated, may result in the termination of such contracts. In addition, our investigation and enforcement of these anti-diversion obligations may require us to cease selling to customers suspected of diversion, which could impact BSG’s net sales.

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

If we are unable to optimize our store base, by profitably opening and operating new stores and closing less profitable stores, our business, financial condition, and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies, and to close underperforming stores. While the capital requirements to open a Sally or BSG store (excluding inventory) vary attributable to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open, and we may be unable to optimize our store base, either of which could have a material adverse impact on our business, financial condition and results of operations.

We may also incur costs associated with the closure of underperforming stores and such store closures may adversely impact our revenues.

In addition, as we continue to open new stores, our management – as well as our financial, distribution and information systems – and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our business, financial condition, and results of operations may be materially affected.

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

We have significant lease obligations and are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.

Operating lease obligations, which consist primarily of future minimum lease commitments related to store operating leases, represent a significant contractual commitment. All of our stores are leased and generally have initial terms between five and ten years; while our distribution centers and corporate office typically have initial terms of at least ten years, with typically five-year renewal periods. We may not continue to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.

Certain leases have early termination options, which can be exercised under certain specific conditions. Many of our lease agreements also have defined escalating rent provisions over the initial term and any extensions.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic, the highly competitive and promotional retail environment, or other factors, we may not be able to service our lease expenses, or may need to incur additional indebtedness, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.

If our marketing, advertising and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.

Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities. We use marketing, advertising and promotional programs to attract customers through various media, including social media (e.g., Instagram, TikTok, Facebook), websites, streaming services, mobile applications, e-mail, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Disruption to certain media channels on which we advertise could have a material adverse effect on our results of operations and financial condition.

There has been a substantial increase in the use of social media platforms – including blogs, social media websites and other forms of digital communications – and the influence of social media influencers in the beauty products industry. Social media advertising and marketing continues to increase in importance as consumers are paying less attention to more traditional media. As a result, the success of our marketing and advertising programs are increasingly dependent on the effectiveness of industry influencers that we engage to promote our products. Actions taken by these individuals could harm our brand image and reputation. Our social media marketing efforts may not ultimately be successful, and the availability of these platforms may make it easier for smaller competitors to compete with us. Certain brands and retailers have become subject to boycotts and faced negative media attention for marketing campaigns or actions of influencers or team members that are amplified by social media and there is no guarantee that we will not face such retail boycotts or negative media attention in the future.

Negative reactions or commentary regarding us or the products we sell may also be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and may act on such information without further investigation and without regard to its accuracy.

Any negative impact to us or the products we sell may be immediate without allowing us an opportunity for redress or correction.

If we fail to attract and retain highly skilled management and other personnel at all levels of the Company, our business, financial condition, and results of operations may be harmed.

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives who possess extensive knowledge, experience, and managerial skill applicable to our business. Significant leadership changes or executive management transitions involve inherent risk, and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company, and we may not be successful in attracting, integrating and retaining the replacement personnel required to continue to grow and operate our business profitably. While we strive to maintain robust succession planning to mitigate the negative impact associated with the loss of a key executive employee, an unplanned loss or unsuccessful transition could significantly disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. We may similarly rely on other professional personnel and associates across our business, including those working in our corporate functions, to facilitate our ongoing operations and support our strategic initiatives. The recruitment and retention of qualified individuals in these roles are vital elements of the success of our business.

We are also dependent on recruiting, training, motivating, managing and retaining our store employees that interact with our customers daily. Many team members are in entry-level or part-time positions with historically high turnover rates. Competition for these types of qualified employees, especially in light of recent labor shortages among entry-level workers, is intense and the failure to attract, retain, and properly train qualified and motivated employees could result in decreased customer satisfaction, loss of customers, and lower sales. In addition, our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage and healthcare benefits; changing demographics; and our reputation within the labor market. Our inability to control our labor costs could affect our results of operations and could result in lower margins in our two segments.

The integration and use of artificial intelligence ("AI") and similar technology in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.

We are in the early stages of integrating AI in our business, including machine-learning AI and generative AI tools that collect and analyze data to support our business operations and customer-facing interactions. We also use products and services from third parties that use integrated AI technology. The use of AI tools and technology presents many challenges and risks to our business. Data sets used by AI may be overbroad, insufficient or contain flawed or otherwise biased information. AI tools that we use may include flaws in algorithms, which may create biased or inaccurate outcomes, and may generate offensive, illegal, malicious or otherwise harmful content that could adversely impact our brand, reputation, business, or customer base.

Since we use AI in customer-facing interactions, any inaccuracies in AI responses could affect customer satisfaction, lead to misinformation, and harm our brand. Unintended consequences due to the use of AI may lead to regulatory issues, reputational or financial harm, and operational disruptions. The use of AI may also increase the risks to us of data breaches, malware, ransomware, data loss and theft, or the improper handling of sensitive information, which could result in adverse financial and regulatory consequences. The rapid development and adoption of AI and AI-adjacent technology, and of AI’s competitive use cases, may make it more difficult for us to compete in our industry. Emerging forms of autonomous or “agentic” AI – capable of taking independent actions to pursue goals – may amplify these risks by enabling competitors to operate faster, more efficiently or more creatively at scale. Failure to keep pace with or properly govern such technologies could materially disadvantage us in innovation, customer engagement and operational performance.

Our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. Further, we may become increasingly reliant on AI technology and tools in the future. The legal, regulatory and compliance environments surrounding the design and use of AI technology – involving federal, state and foreign regulators – are evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. Any of these risks could have an adverse effect on our business, reputation, and results of operations.

General Economic, Market and Foreign Risks

The political, social and economic conditions in the locations that we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over inflation, rising interest rates, labor shortages, energy costs, geopolitical issues, and conflicts and wars, as well as uncertainty with respect to elections, terrorism, civil unrest, the availability and cost of credit, the mortgage market, and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include the following: inflation, general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, and consumer confidence in future economic conditions. A prolonged economic downturn or acute recession can adversely affect consumer spending habits and result in lower-than-expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the disruption to the global economy and to our business, along with any sustained decline in our stock price, could lead to triggering events that may indicate that the carrying value of certain assets – including inventories, accounts receivable, long-lived assets, intangibles, and goodwill – may not be recoverable, which could lead to impairment or other asset write-downs in the future.

Price inflation for labor, materials, and services could adversely affect our business, results of operations, and financial condition.

During the fiscal year, inflationary pressures have eased, but over the past few years, we experienced considerable price inflation in costs for labor, materials and services. While inflation is stabilizing, we may not be able to continue to pass through inflationary cost increases. If inflationary pressures return, we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products.

The occurrence of large-scale catastrophes or crises, including natural disasters, acts of violence, conflicts, wars or terrorism and global health crises, could adversely affect our operations and financial performance.

The occurrence of natural disasters (the severity and frequency of which may be exacerbated by climate change), acts of violence, conflicts, wars, terrorism or civil unrest, or global health crises, including epidemics and pandemics, could result in physical damage to our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. If one or more natural disasters or acts of violence, conflicts, wars, or terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products. Insurance costs associated with our business may rise significantly in the event of a large-scale catastrophe or crisis.

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.

Many of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Recently, these foreign currencies have strengthened significantly against the U.S. dollar. Our international revenues and expenses are generally derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials, transportation and freight more expensive and more difficult to finance. Foreign currency fluctuations could similarly have an adverse effect on our results of operations and financial condition.

We are subject to risks related to our international operations.

We operate on a global basis, and approximately 18% of our net revenues from continuing operations in fiscal year 2025 were generated outside the U.S. Our non-U.S. operations are subject to many risks and uncertainties, including those resulting from ongoing instability or changes in a country’s or region’s economic, regulatory, or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers, or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. The presence of non-U.S. operations also increases the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those laws and regulations relating to sanctions, boycotts, and improper payments.

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

Moreover, the current U.S. administration has enacted tariffs on imports from various countries. The current U.S. administration has increased, and may increase in the future, current tariffs, and may impose additional tariffs and expand tariffs to capture goods from countries not previously captured. While we have been and continue to execute against an aggressive tariff mitigation plan that includes cost reductions from vendors, moving production to lower cost markets, and cost savings in other areas of the business, as well as targeted price increases, we may not be able to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, pass price increases on to our customers or secure adequate alternative sources of products or materials. The current tariffs, along with any additional tariffs, changes in duty regimes or retaliatory trade restrictions implemented by the U.S. or by other countries, as well as any fluctuation in foreign exchange rates as a result of such activity, could adversely affect customer sales, including potential delays in products received from our vendors and our cost of goods sold, which could materially impact our business and financial results.

A reduction in traffic to, or the closing of, other retailers in shopping areas where our Sally stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

As a result of our real estate strategy, most of our Sally stores are located in strip shopping centers. These strip shopping centers are occupied by other high-traffic retailers such as grocery stores, mass merchants and home improvement centers. Because most of our Sally stores are located in strip shopping centers, our sales are derived in part from the volume of traffic generated by the nearby high-traffic retailers. A reduction in customer traffic to these strip shopping centers, including as a result of the closure of stores in the strip shopping center, a regional or global economic downturn, an outbreak of flu or other viruses, a general downturn in the local area where our Sally store is located, or a decline in the desirability of the shopping environment of a particular strip shopping center, could reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

Regulatory, Legal, and Cybersecurity Risks

Legal proceedings, including litigation, regulatory proceedings, and other claims, and the outcome of such proceedings, litigation or claims, could have a material adverse effect on our business, financial condition, and cash flows.

From time to time, we are a party to claims, litigation, including single-plaintiff and class action litigation, and other legal proceedings that arise in the ordinary course of our business, including matters involving employment, premises, real estate, and product litigation. These matters could ultimately result in losses or liabilities to our business. There is inherent uncertainty in the assessment of the potential outcomes of these matters, and the ultimate resolution of these matters could differ from our predictions. Such outcomes may have a material adverse impact on our consolidated financial position, results of operations, or cash flows. See Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information on litigation and other legal proceedings.

If products sold by us are found to be defective in labeling or content, the credibility and reputation of our Company and the brands we sell may be harmed, acceptance of our products may decrease, and we may be exposed to liability that exceeds our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on manufacturers’ and fillers’ representations regarding the composition, manufacture, and safety of the products we purchase from them, as well as on the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state, or foreign regulatory authorities or through private causes of action. Such claims, recalls, or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances, or that we knew or should have known of an alleged defect. For example, numerous cases continue to be filed against beauty product manufacturers and distributors, alleging harm from chemical hair straighteners and hair relaxer products, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Such claims could have an adverse impact on our reputation.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and could harm our reputation or the reputation of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have both indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is uncertain if any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us or that all losses would be covered by such indemnification rights or insurance policies. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, there could be an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to federal, state, and local laws and regulations in the U.S. as well as applicable laws and regulations in each foreign marketplace in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling, and safety of the products we sell as well as the methods we use to sell and import these products. Non-compliance with applicable laws and regulations, including the FDA and similar authorities in other jurisdictions – by us or the manufacturers and fillers of the products sold by us – could result in fines, product recalls, and enforcement actions and could otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition, and results of operations.

In addition, the laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Failure to comply with new and existing regulations could result in significant fines or damages, in addition to costs and expenses necessary to defend claims related thereto. Manufacturers may try to recover some or all of any increased cost of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition, and results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025. We have assessed the changes of the OBBBA, and it did not have a material impact on our financial statements.

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules (“Pillar Two”), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. The effective dates were generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. More jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. Additionally, the OBBBA includes modifications to the international tax framework. While we continue to evaluate the effect of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

Environmental impacts, and increased focus by stakeholders on environmental issues, could adversely affect our business, financial condition, and operating results.

Short and long-term effects of climate change may result in the increased frequency, intensity, and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ raw material costs and the production of products we sell. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores.

In addition, concern over climate change may result in new or increased regional, federal, or global legal and regulatory requirements to reduce or mitigate the effects of climate change and greenhouse gases. These requirements may lead to an increase in tax, transportation, and utility expenses.

Lastly, there is increased focus, including by governmental and non-governmental organizations, investors, customers, and consumers, on these and other environmental sustainability matters, including deforestation, land use, climate impact, and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.

If we fail to protect our intellectual property rights or if our products are found to infringe on the intellectual property rights of others, it could materially and negatively impact our business.

We rely upon trade secrets and know-how to develop and maintain our competitive position. Our trademarks, certain of which are material to our business, are registered or legally protected in countries in which we operate. The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We protect our intellectual property rights through a variety of methods, including, but not limited to, applying for and obtaining trademark protection. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information. While we intend to vigorously protect our intellectual property rights against infringement, we may not be successful. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights are expected to continue to be substantial.

The industry in which we operate is characterized by the need for a large number of copyrights, trade secrets, and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may at any time assert that our products violate such party’s intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A substantial disruption in our information technology systems for any prolonged time period (e.g., exceeding system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and could adversely affect our customer service and relationships. In addition, our information technology systems may be vulnerable to fire, natural disasters, power outages, systems disruptions, systems conversions, security breaches, cyberattacks, phishing attacks, computer viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service customers. Such delays, problems or costs may have a material adverse effect on our business, financial condition, and results of operations.

We continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. The development and implementation of new systems and any other future upgrades to our systems and information technology may require significant costs and could divert our management’s attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Some of our systems are proprietary and, as a result, our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system will not have a material adverse effect on our business, financial condition, control environment, or results of operations.

Unauthorized access to confidential information and data on our information technology systems, security, and data breaches could have a material adverse effect on our business and results of operation.

As part of our operations, we, together with third parties acting on our behalf, receive, process and maintain sensitive and confidential information about our customers, employees and other third parties. Processing, maintenance and transmission of information is a critical part of our business operations. We have physical, technical, and procedural safeguards in place that are designed to protect information and protect against security and data breaches, fraudulent transactions, and other disruptive activities. We believe that our security safeguards follow appropriate practices for prevention of security and data breaches and the mitigation of cybersecurity risks. Despite these and other safeguards, our systems and processes may be vulnerable to security breaches and cyber-attacks, which are evolving and increasingly sophisticated (such as denial-of-service, ransomware, phishing, and supply chain and social engineering attacks), as well as to physical breach, vandalism, sabotage, user malfeasance, viruses, misplaced or lost data and inadvertent data disclosure by third parties or us.

A significant data security breach, including misappropriation of our customers’, vendors’, or employees’ confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation, legal, forensic, and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results. Relatedly, if our third-party suppliers or vendors are subject to cyber-attacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to liability, damage our reputation, and have a material adverse effect on our business. While we carry insurance that would mitigate losses in connection with security breaches and cyber incidents, insurance may be insufficient to fully compensate us for potentially significant losses.

We understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of, and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition, and operating results.

Failure to comply with rapidly evolving data privacy laws could materially adversely affect our business, financial condition and operating results.

We are subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security, the scope and impact of which are uncertain. Several governments, as well as the European Union (“EU”), have regulations dealing with the collection and use of personal information obtained from their citizens, regulators are also globally imposing greater monetary fines for privacy violations, and there is an increase in private rights of action. In 2023, the California Privacy Rights Act (“CPRA”) expanded consumer privacy rights and extended application of the California Consumer Privacy Act to our California employees. A number of other U.S. states have enacted consumer privacy laws that have recently taken effect or are expected to take effect in 2026 and beyond or have revived existing state laws with new meaning, potentially subjecting retailers to privacy-based class action lawsuits.

We also expect to see rapid changes and corresponding regulator and private rights of action related to the use of text messaging to communicate with customers, the collection and use of biometric data and dark patterns. We continue to monitor our compliance with the General Data Protection Regulation (“GDPR”) of both the EU, which regulates how organizations handle the personal data of both EU citizens and individuals residing in the EU, and the UK, the latter of which has been applicable post-Brexit. Data privacy is, and may continue to be, a rapidly evolving area of law. Any potential inability to comply with such laws, rules, regulations, guidelines and principles, or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant fines, damages, liabilities, and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and cash flows.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of federal, state and local governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board ("FASB"). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by U.S. federal and state legislatures, making compliance more difficult and uncertain. For example, compliance with California’s recently adopted climate-related reporting requirements, and similar proposals by state regulators and other international regulatory bodies, could be costly, difficult and time consuming, especially as reporting standards are still evolving. Stakeholder expectations regarding environmental, social, and governance (“ESG”) related matters continue to evolve, with many investors, customers, and team members having differing views on ESG-related matters. These evolving and divergent expectations may make it difficult for us to satisfy all stakeholder expectations with respect to ESG related matters. Failure to meet stakeholder expectations may result in damage to our reputation and brand, which as a consumer facing business could negatively impact our sales. These evolving rules, regulations, and expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations, and expectations.

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
•
store closures; and

•
worldwide economic conditions and, in particular, the retail sales environment in North America and Europe.

Fluctuations in foreign currency exchange rates may also affect our quarterly financial performance. Accordingly, our results, including comparable sales, for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and may even decrease, which could have a material adverse effect on our business, financial condition, and results of operations.

A portion of our indebtedness is subject to floating interest rates.

Outstanding borrowings under our $500 million asset-based senior secured loan facility (“ABL facility”) and our term loan B facility (“term loan B”) are subject to variable rates of interest and therefore expose us to interest rate risk. If interest rates were to increase, our debt service obligations on any variable rate indebtedness would increase, even if the principal amount borrowed remained the same, and our net earnings and cash flows would correspondingly decrease. We are currently party to, and may enter into in the future, additional, derivative instruments, such as interest rate caps and swaps, to reduce our exposure to changes in interest rates on our term loan B. We may not maintain derivative instruments with respect to all of our variable rate indebtedness, however, and any instruments we enter into may not fully mitigate our interest rate risk.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2025, certain of our subsidiaries, including Sally Holdings LLC (“Sally Holdings”), had an aggregate principal amount of approximately $875.0 million of outstanding debt.

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

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition, and results of operations.

Each of our ABL facility, term loan B, and senior notes contain certain covenants and restrictions with which we are required to comply. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under the relevant governing instruments, which could permit the applicable lenders or senior note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders holding secured obligations, such as the lenders under the ABL facility, could proceed against the collateral that secures such unpaid debt. In any such case, our subsidiaries may be unable to borrow under the ABL facility and may not be able to repay the amounts due under the senior notes and the term loan B. This could result in serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2025, our ABL facility provided us commitments for additional borrowings of up to approximately $482.4 million, subject to borrowing base limitations, outstanding letters of credit and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all our debt obligations.

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
•
Comprehensive vendor risk management program, including penetration tests, Service Organization Control (“SOC”) reports, and security architecture reviews, especially for third parties managing sensitive data or accessing internal systems.

In addition, we have a written cybersecurity incident response plan (“Response Plan”) that is reviewed and updated, if necessary, at least annually. The Response Plan includes a cross-functional incident response team comprised of various key executive representatives from different departments in our organization, such as our Chief Information Security Officer (“CISO”) and General Counsel, that are tasked with assessing the scope, nature, and potential impact of incidents. Findings are reported to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), our

Board and the Disclosure Committee, the latter of which is comprised of senior representatives from our finance, accounting, internal audit and legal departments under the supervision of the CEO and CFO.

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

From time to time, we experience cybersecurity threats and incidents. As of the date of this Annual Report, we have not identified any instances that have occurred in the current year, or in prior years, that would have a material impact on our Company or on our results of operations, or financial position. For more information related to our cybersecurity risks, see Item 1A. “Risk Factors–Regulatory, Legal, and Cybersecurity Risks” within this Annual Report.

Governance

Our Board understands the critical importance of managing evolving risks associated with cybersecurity threats. The Board has responsibility for overseeing risks related to the cybersecurity threat landscape, including data protection and security breach readiness. Our CISO reports directly to the Chief Information Officer and is responsible for the operation of our Cybersecurity Program. Our CISO brings over 25 years of experience in information security, including more than 10 years as a Chief Information Security Officer in the retail industry. With a diverse background in both industry and consulting, our CISO has led major security programs, implementing practical strategies to protect critical data and systems.

On at least a quarterly basis, the CISO delivers a detailed report to the full Board on data protection and cybersecurity matters. Topics covered by these reports include, but are not limited to, risk identification and management strategies, cybersecurity strategy and governance structure, consumer data protection, the Company’s ongoing risk mitigation activities, learnings from data security incidents of peer companies, results of third-party assessments and testing, updates on annual associate training and other specific training initiatives.

ITEM 2. PROPERTIES

All of our retail stores, as well as several distribution centers and office locations, are leased. We own four of our warehouse/distribution centers. The average store lease is for a term of five to ten years with customary renewal options. The following table provides the number of stores per state in the U.S. and certain international locations, as of September 30, 2025:

	Sally	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	39	11	2
Alaska	4	3	—
Arizona	78	32	3
Arkansas	23	11	—
California	243	153	—
Colorado	45	19	—
Connecticut	23	20	—
Delaware	6	2	—
Florida	166	78	2
Georgia	72	29	—
Hawaii	6	5	—
Idaho	14	11	—
Illinois	73	48	—
Indiana	49	32	—
Iowa	23	11	—
Kansas	18	8	—
Kentucky	41	21	—
Louisiana	34	—	16
Maine	7	4	—
Maryland	24	22	—
Massachusetts	37	27	—
Michigan	63	35	—
Minnesota	32	19	—
Mississippi	24	2	6
Missouri	40	15	—
Montana	8	7	—
Nebraska	17	8	—
Nevada	31	15	—
New Hampshire	14	8	—
New Jersey	36	13	—
New Mexico	22	4	3
New York	67	43	—
North Carolina	85	38	—
North Dakota	4	5	—
Ohio	107	56	—
Oklahoma	38	2	5
Oregon	32	14	—
Pennsylvania	75	57	—
Puerto Rico	37	10	—
Rhode Island	5	4	—
South Carolina	35	14	—
South Dakota	5	4	—

	Sally	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Tennessee	58	31	—
Texas	268	6	95
Utah	31	22	—
Vermont	1	1	—
Virginia	47	33	—
Washington	47	29	—
West Virginia	11	7	—
Wisconsin	31	27	—
Wyoming	4	—	—
Total United States (including Puerto Rico)	2,300	1,076	132
International:
Mexico	265	—	—
United Kingdom	218	—	—
Canada	110	118	—
France	69	—	—
Belgium	52	—	—
Chile	33	—	—
Netherlands	23	—	—
Germany	14	—	—
Ireland	12	—	—
Total International	796	118	—
Total Store Count	3,096	1,194	132

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2025:

Location	Type of Facility	Approximate Sq. Feet	Business Segment
Company-Owned Properties:
Reno, Nevada	Warehouse	253,000	Sally
Columbus, Ohio	Warehouse	246,000	Sally
Jacksonville, Florida	Warehouse	237,000	Sally
Ronse, Belgium	Office, Warehouse (1)	91,000	Sally

Leased Properties:
Denton, Texas	Corporate Headquarters (2)	200,000	N/A
Plano, Texas	Corporate Headquarters (2)	145,000	N/A
Fort Worth, Texas	Warehouse	494,000	Sally & BSG
Greenville, Ohio	Warehouse	245,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	Sally
Spartanburg, South Carolina	Warehouse	190,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	Sally
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	Sally
Ghent, Belgium	Warehouse	67,000	Sally
Calgary, Alberta, Canada	Warehouse	60,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	50,000	BSG
(1)
The Company took ownership of the facility in Ronse, Belgium during fiscal year 2025 upon the expiration of the related lease.
(2)
The Denton, Texas location was sold to Denton County, Texas on October 24, 2024. As part of the sale, the Company leased the building until our new office in Plano is ready.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various claims, administrative proceedings and lawsuits incidental or related to the conduct of our business, which may range from single plaintiff to class action litigation. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and may or may not cover any or all of our liabilities in respect of these matters. Although the ultimate disposition of these claims and proceedings cannot be predicted with certainty, we do not currently believe the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations. However, there can be no assurance that future adverse judgments and costs would not be material to our financial position, cash flows or results of operations for a particular period. See Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “SBH.”

Holders

As of November 7, 2025, there were 377 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock, excluding the impact of excise taxes, during the three months ended September 30, 2025:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	613,593	$9.97	613,593	$481,656,154
August 1 - August 31, 2025	701,231	12.64	701,231	472,793,957
September 1 - September 30, 2025	370,033	14.81	370,033	467,313,243
Total this quarter	1,684,857	$12.14	1,684,857	$467,313,243
(1)
The table above does not include 767 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(3)
In May 2025, our Board approved a term extension through September 30, 2029, of our share repurchase program to repurchase up to $1.0 billion of our common stock, which was originally approved in August 2017.

Performance Graph

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming $100 was invested on September 30, 2020, and dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Sally Beauty Holdings, Inc.
S&P 500
DJ US Specialty Retailers
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
9/20
9/21
9/22
9/23
9/24
9/25

Fiscal year ended	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023	September 30, 2024	September 30, 2025
Sally Beauty Holdings, Inc.	$100.00	$193.90	$144.99	$96.43	$156.16	$187.34
S&P 500	100.00	130.01	109.89	133.65	182.23	214.30
DJ US Specialty Retailers	100.00	127.45	83.56	94.96	141.12	203.26

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the Company’s financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for a discussion of the financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023. This section should be read in conjunction with the audited consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Financial Summary for the Fiscal Year Ended September 30, 2025:

•
Consolidated net sales for the fiscal year decreased $15.6 million, or 0.4%, to $3,701.4 million and included a negative impact from changes in foreign currency exchange rates of $11.4 million, or 0.3% of consolidated net sales;
•
Global e-commerce sales represented 10.7% of our consolidated net sales;
•
Consolidated comparable sales for the fiscal year increased 0.3% compared to the prior fiscal year;
•
Consolidated gross profit increased by $20.4 million, or 1.1%, to $1,910.7 million. Gross margin increased 70 basis points to 51.6% compared to the prior fiscal year;
•
Consolidated operating earnings for the fiscal year increased $45.1 million, or 15.9%, to $327.8 million. Operating margin increased 130 basis points to 8.9% compared to the prior fiscal year;
•
Consolidated net earnings for the fiscal year increased $42.5 million, or 27.7%, to $195.9 million;
•
Diluted earnings per share for the fiscal year were $1.89 compared to $1.43 for the prior fiscal year;
•
Cash provided by operations was $274.8 million for the fiscal year compared to $246.5 million for the prior fiscal year; and
•
Total debt reduction of $119.0 million and the repurchase of 5.0 million shares under our share repurchase program through the use of excess cash.

Trends Impacting Our Business

The macroeconomic environment remains uncertain, continuing to influence global inflationary pressures driven by shifting trade policies and recent tariff volatility. These factors are affecting both consumer and stylist shopping behaviors, as well as the cost of products and services. Although inflation has moderated, our customers are still experiencing inflation fatigue and heightened price sensitivity.

In response to this evolving economic climate, we are deepening our focus on personalization and refining our performance marketing strategies to stay closely aligned with changing customer needs and purchasing patterns. In addition, innovation in our product assortment and expansion of our distribution rights is benefiting our BSG business.

We remain vigilant in monitoring inflationary challenges and are actively implementing measures to mitigate their impact. These include driving operational efficiencies through our Fuel for Growth program, optimizing promotional strategies, and expanding partnerships with delivery service providers. While these initiatives have helped offset some macroeconomic headwinds, the long-term effects of inflation remain difficult to predict.

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

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to assess our operating performance (dollars in thousands):

			2025 vs. 2024
	Fiscal Year Ended September 30,		Amount	%
	2025	2024	Change	Change
Net sales:
Sally	$2,094,363	$2,107,089	$(12,726)	(0.6)%
BSG	1,607,061	1,609,942	(2,881)	(0.2)%
Consolidated	$3,701,424	$3,717,031	$(15,607)	(0.4)%
Gross profit:
Sally	$1,272,559	$1,257,936	$14,623	1.2%
BSG	638,189	632,396	5,793	0.9%
Consolidated	$1,910,748	$1,890,332	$20,416	1.1%
Segment gross margin:
Sally	60.8%	59.7%	110	bps
BSG	39.7%	39.3%	40	bps
Consolidated	51.6%	50.9%	70	bps

Net earnings:
Segment operating earnings:
Sally	$326,667	$334,319	$(7,652)	(2.3)%
BSG	196,361	178,420	17,941	10.1%
Segment operating earnings	523,028	512,739	10,289	2.0%
Unallocated expenses and restructuring (a)	195,218	230,006	(34,788)	(15.1)%
Consolidated operating earnings	327,810	282,733	45,077	15.9%
Interest expense	64,393	76,408	(12,015)	(15.7)%
Earnings before provision for income taxes	263,417	206,325	57,092	27.7%
Provision for income taxes	67,539	52,911	14,628	27.6%
Net earnings	$195,878	$153,414	$42,464	27.7%
Number of stores at end-of-period (including franchises):
Sally	3,096	3,129	(33)	(1.1)%
BSG	1,326	1,331	(5)	(0.4)%
Consolidated	4,422	4,460	(38)	(0.9)%
Comparable sales growth (decline)
Sally	0.4%	(0.7)%	110	bps
BSG	0.2%	1.6%	(140)	bps
Consolidated	0.3%	0.3%	—	bps

(a)
Unallocated expenses represent certain corporate costs, including share-based compensation expense, that have not been charged to our segments and are included in SG&A expenses in our consolidated statements of earnings. Additionally, unallocated includes certain costs related to our Fuel for Growth initiative.

The Fiscal Year Ended September 30, 2025, compared to the Fiscal Year Ended September 30, 2024

Net Sales

Sally. The decrease in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$7,908
Sales outside comparable sales (a)	(12,770)
Foreign currency exchange	(7,864)
Total	$(12,726)
(a)
Includes closed stores, including the divesture of Spain, net of stores opened for less than 14 months.

Sally's net sales decrease was primarily driven by net stores closed during the fiscal year and negative impacts from foreign exchange rates, partially offset by an increase in comparable sales. The increase in comparable sales was primarily driven by strong growth in hair color and digital marketplaces, partially offset by external factors that impacted consumer spending, including weather, an unusually harsh flu season and macro uncertainty. Sally’s comparable sales increase was a result of growth in our average unit retail, driven by inflationary impacts and pricing leverage, partially offset by fewer average number of units per transaction and a decrease in the number of transactions.

BSG. The decrease in net sales for BSG was driven by the following (in thousands):

Comparable sales	$2,716
Sales outside comparable sales (a)	(2,035)
Foreign currency exchange	(3,562)
Total	$(2,881)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened (or acquired) for less than 14 months.

BSG's net sales decrease was primarily from the negative impacts from foreign exchange rates and the impacts of net store closures over the past 12 months, partially offset by an increase in comparable sales. The increase in comparable sales was driven by continued momentum from expanded distribution and new brand innovation, partially offset by external factors during the fiscal year that impacted stylist purchasing behavior, including weather, an unusually harsh flu season and macro uncertainty. BSG's comparable sales increase was a result of an increase in number of transactions and a higher average unit retail, partially offset by fewer average number of units per transaction.

Gross Profit

Sally. Sally’s gross profit increase was a result of a higher gross margin, partially offset by lower net sales. Sally’s gross margin improvement was primarily driven by higher product margins, resulting from enhanced promotional strategies and benefits from our Fuel for Growth initiative, lower distribution and freight costs and lower shrink, partially offset by an inventory write-off in our European operations in connection with our Fuel for Growth initiative.

BSG. BSG’s gross profit increased as a result of a higher gross margin, partially offset by lower net sales. BSG’s gross margin improvement was driven by lower distribution and freight costs from supply chain efficiencies.

Selling, General and Administrative Expenses

Sally. Sally’s SG&A expenses increased $22.3 million, or 2.4%, to $945.9 million for fiscal year 2025, which includes the favorable impact from foreign exchange rates of $12.9 million due to the weakening of the U.S. Dollar compared to currencies in our foreign operations. As a percentage of Sally net sales, SG&A for fiscal year 2025 was 45.2% compared to 43.8% for fiscal year 2024. This increase as a percentage of sales was primarily due to increased labor and other compensation-related expenses, deleveraging resulting from lower net sales, and impairment charges related to certain trade names (non-cash expense of $4.5 million), partially offset by cost savings from our Fuel for Growth initiative.

BSG. BSG’s SG&A expenses decreased $12.2 million, or 2.7%, to $441.9 million for fiscal year 2025 and includes a favorable impact from foreign exchange rates of $0.8 million. As a percentage of BSG net sales, SG&A for fiscal year 2025 was 27.5% compared to 28.2% for fiscal year 2024. This decrease was primarily due to lower depreciation and delivery expenses, and savings generated from our Fuel for Growth initiative.

Unallocated. Unallocated SG&A expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $34.9 million, or 15.2%, to $195.2 million, primarily due to a $26.6 million gain on the sale of our corporate headquarters and lower costs in connection to our Fuel for Growth initiative, partially offset by increased compensation-related expenses.

Interest Expense

The decrease in interest expense was driven by a lower outstanding principle balance and interest rate on our term loan B, a lower average outstanding balance on our ABL facility, and lower losses on debt extinguishment compared to the prior year.

Provision for Income Taxes

For fiscal years 2025 and 2024, our effective tax rate was unchanged at 25.6%. See Note 15, Income Taxes, for more information on our effective tax rate.

Our effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, new tax laws, as well as changes in valuation allowances and uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, cash and cash equivalents, and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures and debt-servicing. Additionally, under our share repurchase program (see below for more details) we will, from time-to-time, repurchase shares of our common stock on the open market to return value to our shareholders. At September 30, 2025, we had $631.6 million in our liquidity pool, which includes amounts available for borrowings under our ABL facility of $482.4 million and cash and cash equivalents of $149.2 million. Based upon the current level of operations and anticipated growth, we anticipate existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), as well as cash expected to be generated by operations and funds available under the ABL facility, will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures (including information technology investments and store projects) and service our debt obligations over the next 12 months and beyond.

Our working capital (current assets less current liabilities) increased $12.9 million to $725.5 million at September 30, 2025, compared to $712.6 million at September 30, 2024. The increase in our working capital was driven by a higher cash and cash equivalents balance, and the timing of account payable and receivable, including contingent lease incentives recognized in connection with our new headquarters. These impacts were partially offset by lower inventory, as a result of a strategic focus on inventory optimization and productivity, the disposal of assets held for sale previously included in other current assets as a result of the sale of our corporate headquarters, and the timing of lease renewals and new leases. The ratio of current assets to current liabilities was 2.26 to 1.00 at September 30, 2025, compared to 2.20 to 1.00 at September 30, 2024.

Share Repurchase Programs

During the fiscal years 2025 and 2024, we repurchased and subsequently retired approximately 5.0 million shares and 5.1 million shares of our common stock under our share repurchase program at a cost of $53.5 million and $60.0 million, respectively, excluding the impact of excise taxes on share repurchases. Share repurchases are funded primarily with cash from operations and, occasionally, with borrowings under the ABL facility. As of September 30, 2025, we had approximately $467.3 million of additional share repurchase authorization remaining under our Share Repurchase Program. See Note 4, Accumulated Stockholders’ Equity, for more information about our share repurchase program.

Historical Cash Flows

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$274,831	$246,528	$28,303
Net cash used by investing activities	(58,284)	(108,910)	50,626
Net cash used by financing activities	(178,423)	(153,734)	(24,689)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,077	1,076	2,001
Net increase (decrease) in cash and cash equivalents	$41,201	$(15,040)	$56,241

Operating Activities

The increase in net cash provided by operating activities for fiscal year 2025, compared to fiscal year 2024, was primarily driven by increased net earnings, lower inventory purchases and lower interest paid on our debt, partially offset by the timing of accounts payable and income tax payments, and lower cash receipts from customers.

Investing Activities

The decrease in net cash used by investing activities for fiscal year 2025, compared to fiscal year 2024, was primarily the result of receiving $43.6 million from the sale of our corporate headquarters, a decrease in cash used for acquisitions by $4.9 million, and receiving $3.1 million related to the divesture of our operations in Spain.

Financing Activities

Net cash used by financing activities increased primarily due to the higher net paydown of our long-term debt in the current year compared to the prior year, partially offset by lower costs for debt issuance and fewer shares repurchased in the current year under our share repurchase program.

Debt and Guarantor Financial Information

At September 30, 2025, we had $875.0 million in outstanding debt, excluding finance lease obligations, unamortized debt issuance costs and discounts, in the aggregate, of $9.0 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding and $275.0 million remaining on our term loan B. At September 30, 2025, there were no outstanding borrowings under our ABL facility. We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes, including funding of capital expenditures, acquisitions, debt servicing and, occasionally, share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During fiscal year 2025, the weighted average interest rate on our borrowings under the ABL facility was 5.7%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

See Note 11 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

Guarantor Financial Information

Our 2032 Senior Notes were issued by our wholly-owned subsidiaries, Sally Holdings and Sally Capital Inc. (the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability of our subsidiaries to make certain restrictive payments or otherwise transfer assets to us. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidated financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities have been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of September 30, 2025 and 2024 (in thousands):

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$85,360	$32,817
Inventory	$721,975	$781,512
Current assets	$927,667	$914,686
Total assets	$2,177,968	$2,085,179
Intercompany payable	$15,117	$6,939
Current liabilities	$474,079	$479,052
Total liabilities	$1,883,754	$1,951,874

The following table presents the summarized statement of earnings information for fiscal year 2025 (in thousands):

Net sales	$2,991,244
Gross profit	$1,568,101
Earnings before provision for income taxes	$242,194
Net Earnings	$180,555

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2025 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$60,673	$120,637	$365,836	$657,375	$1,204,521
Obligations under operating leases(b)	181,034	287,847	161,952	253,220	884,053
Purchase obligations(c)	37,504	48,067	12,841	—	98,412
Other long-term obligations(d)(e)	7,010	6,488	1,979	2,293	17,770
Total	$286,221	$463,039	$542,608	$912,888	$2,204,756

(a)
Long-term debt obligations include future interest payments on our debt outstanding as of September 30, 2025. The amounts shown above do not include deferred debt issuance costs reflected in our consolidated balance sheets, nor do they include the impact of any interest paid or received from the impact of our interest rate swap.
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
(e)
The table above does not include an estimated $9.5 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2025, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.

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

When we commit to an exit plan of scale that we believe will result in the disposal of long-lived assets prior to the end of their useful lives, the approval of such plan may be considered a triggering event and therefore require a reassessment of asset carrying values for recoverability, based on projected cash flows. If the carrying values are not recoverable, write-downs or impairment charges may be required to bring carrying values of certain long-lived assets, including operating lease assets, to fair value. In connection with facility and store closures, we typically will also incur charges for employee severance, disposal costs and other expenses incurred with closures. These charges are accrued and estimated based on facts and circumstances at the time. Actual cash flows and expected payments could be significantly different from our estimates. No material impairment losses were recognized for fiscal year 2025, 2024 or 2023.

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

During fiscal year 2025, we determined that no triggering events had occurred, as both internal and external facts and circumstances, including revenues in fiscal year 2025 versus prior projections and prior weighted-average cost of capital, continued to see improvement from the end of September 2023, the last time we performed a quantitative analysis. At the end of September 2023, we determined that a triggering event had occurred, due to the decline in the Company's share price and market capitalization at the end of fiscal year 2023, among other factors. As a result, we conducted a quantitative assessment at September 30, 2023 and determined that no impairment existed for our Sally or BSG reporting units.

Like goodwill, our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value, but only if a triggering event exists. As of September 30, 2025, our indefinite-lived assets were comprised of only trade names. To determine the fair value of each trade name, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. If it is determined the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value. During fiscal year 2025, certain trade names within Sally were fully impaired due to the decrease in projected revenues from a specific product line and we recognized an impairment loss of $4.5 million. No impairment losses were recognized in fiscal years 2024 or 2023.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about recent accounting pronouncements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America, and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2025, 2024 and 2023, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2025, and it would have impacted our consolidated net assets by approximately 2.2% at September 30, 2025.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and term loan B. At September 30, 2025, there were no outstanding borrowings under the ABL facility, and the term loan B had $275.0 million in outstanding principal balance. Additionally, at September 30, 2025, we held $200 million of SOFR denominated interest hedged under an interest rate swap agreement to help mitigate a portion of our interest rate risk. At September 30, 2025, a 1.0 percentage point interest rate increase would negatively impact our annual interest expense and cash flows by $0.8 million.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2025.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2025. In the event a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” which is located on page 50 of this Annual Report.

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

Conclusions regarding Disclosure Controls.

Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2025, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.

Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 50 of this Annual Report.

Changes in Internal Control over Financial Reporting. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2026 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2026 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2026 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2025, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	6,108,267	$18.15	9,652,702
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,108,267	$18.15	9,652,702
(1)
Includes 1,719,007 shares issuable upon exercise of stock options and 4,389,260 shares that may be issued upon settlement of restricted stock units (“RSUs”), including shares that may be issued pursuant to outstanding performance-based and market-based awards, assuming the target is met.
(2)
Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include RSUs, performance-based awards or market-based awards.
(3)
Represents shares that are available for issuance pursuant to the 2019 Omnibus Plan, all of which are available as full value awards. No further awards may be granted under the 2010 Omnibus Plan following the effective date of the 2019 Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2026 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2026 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 50 of this Annual Report.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated July 2, 2025, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 9, 2025

4.1†

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

10.2††

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.3††

Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.4††

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.5††

Sally Beauty Holdings, Inc. Second Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual report on Form 10-K filed on November 22, 2021

10.6††

2019 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.7††

2019 Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.8††

2019 Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.9††

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

10.10††

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

10.11††

2022 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

Exhibit No.	Description
10.12††

2022 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.13††

2022 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.14††

2022 Form of Performance Unit Award Agreement in connection to FY2023 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.15††

2022 Form of Performance Unit Award Agreement in connection to FY2024 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.16††

2022 Form of Performance Unit Award Agreement in connection to FY2025 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.17††

Sally Beauty Holdings, Inc. Third Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.18††

Sally Beauty Holdings, Inc. Fifth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.19††

2023 Form of Performance Unit Award Agreement in connection to FY24, FY25 and FY26 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.20††

2023 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.21††

2024 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on November 14, 2024

10.22††

2024 Form of Performance Unit Award Agreement in connection to FY25, FY26 and FY27 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 14, 2024

10.23††

2024 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 14, 2024

19	Insider Trading Policy, which is incorporated herein by reference from Exhibit 19 to the Company's Annual Report on Form 10-K filed on November 14, 2024

Exhibit No.	Description
21.1*	List of Subsidiaries of Sally Beauty Holdings, Inc.

22*	List of Subsidiary Guarantors

23.1*	Consent of KPMG

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier

32.1*	Section 1350 Certification of Denise Paulonis

32.2*	Section 1350 Certification of Marlo M. Cormier

97††	Sally Beauty Holdings, Inc. Compensation Recoupment Policy, which is incorporated herein by reference from Exhibit 97 to the Company's Annual Report on Form 10-K filed on November 14, 2024

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

* Filed herewith

** Furnished herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

†† Compensatory plan or arrangement.

(c) Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2025.

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

Signature	Title	Date

/s/ Denise Paulonis	President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2025
Denise Paulonis

/s/ Marlo M. Cormier	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 13, 2025
Marlo M. Cormier

/s/ Kim McIntosh	Group Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 13, 2025
Kim McIntosh

/s/ Diana S. Ferguson	Chairman of the Board of Directors	November 13, 2025
Diana S. Ferguson

/s/ Rachel R. Bishop	Director	November 13, 2025
Rachel R. Bishop

/s/ Jeffrey Boyer	Director	November 13, 2025
Jeffrey Boyer

/s/ Dorlisa K. Flur	Director	November 13, 2025
Dorlisa K. Flur

/s/ James M. Head	Director	November 13, 2025
James M. Head

/s/ Lawrence P. Molloy	Director	November 13, 2025
Lawrence P. Molloy

/s/ Erin Nealy Cox	Director	November 13, 2025
Erin Nealy Cox

/s/ Debra Perelman	Director	November 13, 2025
Debra Perelman

/s/ Max R. Rangel	Director	November 13, 2025
Max R. Rangel

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of vendor rebates and concessions

As discussed in Note 1 to the consolidated financial statements, accounts receivable, other, consists primarily of amounts due from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Accounts receivable, other was $84.7 million as of September 30, 2025.

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

Dallas, Texas

November 13, 2025

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2025 and 2024

(In thousands, except par value data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$149,162	$107,961
Trade accounts receivable, net	31,828	33,635
Accounts receivable, other	84,734	58,553
Inventory	987,575	1,036,624
Other current assets	48,154	68,541
Total current assets	1,301,453	1,305,314
Property and equipment, net	284,284	269,872
Operating lease assets	646,698	582,573
Goodwill	540,674	538,266
Intangible assets, excluding goodwill, net	53,018	59,960
Other assets	44,969	36,914
Total assets	$2,871,096	$2,792,899
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,000	$4,127
Accounts payable	224,507	269,424
Accrued liabilities	184,641	162,950
Current operating lease liabilities	158,566	136,068
Income taxes payable	4,260	20,100
Total current liabilities	575,974	592,669
Long-term debt	861,974	978,255
Long-term operating lease liabilities	538,426	479,616
Other liabilities	21,026	22,066
Deferred income tax liabilities, net	79,489	91,758
Total liabilities	2,076,889	2,164,364
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 97,875 and 101,854 shares issued and outstanding at September 30, 2025 and 2024, respectively	979	1,019
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated earnings	898,076	740,685
Accumulated other comprehensive loss, net of tax	(104,848)	(113,169)
Total stockholders’ equity	794,207	628,535
Total liabilities and stockholders’ equity	$2,871,096	$2,792,899

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2025, 2024 and 2023

(In thousands, except per share data)

	2025	2024	2023
Net sales	$3,701,424	$3,717,031	$3,728,131
Cost of goods sold	1,790,676	1,826,699	1,829,951
Gross profit	1,910,748	1,890,332	1,898,180
Selling, general and administrative expenses	1,582,938	1,607,674	1,555,946
Restructuring	—	(75)	17,205
Operating earnings	327,810	282,733	325,029
Interest expense	64,393	76,408	72,979
Earnings before provision for income taxes	263,417	206,325	252,050
Provision for income taxes	67,539	52,911	67,450
Net earnings	$195,878	$153,414	$184,600
Earnings per share:
Basic	$1.95	$1.48	$1.72
Diluted	$1.89	$1.43	$1.69
Weighted average shares:
Basic	100,662	103,939	107,332
Diluted	103,821	106,933	109,336

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Net earnings	$195,878	$153,414	$184,600
Other comprehensive income:
Foreign currency translation adjustments	8,080	12,437	28,282
Interest rate swap, net of tax	515	(4,147)	3,716
Interest rate caps, net of tax	—	—	(1,960)
Foreign exchange contracts, net of tax	(274)	1,305	(955)
Other comprehensive income, net of tax	8,321	9,595	29,083
Total comprehensive income	$204,199	$163,009	$213,683

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Cash Flows from Operating Activities:
Net earnings	$195,878	$153,414	$184,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,921	109,738	102,409
Share-based compensation expense	19,249	17,172	15,862
Amortization of deferred financing costs	2,114	2,441	2,693
Impairment of long-lived assets, including operating lease assets	5,394	605	3,424
Gain on disposal of long-lived assets	(27,187)	(103)	(92)
Gain on divestiture of subsidiary	(768)	—	—
Loss on extinguishment of debt	1,120	3,734	2,395
Deferred income taxes	(12,196)	(1,663)	9,626
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	1,821	230	1,462
Accounts receivable, other	(25,764)	(14,822)	(3,327)
Inventory	50,071	(54,600)	(21,533)
Other current assets	3,314	2,818	(102)
Other assets	(5,923)	(1,836)	(695)
Accounts payable and accrued liabilities	(31,767)	15,022	(29,697)
Income taxes payable	(15,848)	17,867	(2,152)
Operating lease assets and liabilities	16,293	(2,412)	(16,268)
Other liabilities	(891)	(1,077)	706
Net cash provided by operating activities	274,831	246,528	249,311
Cash Flows from Investing Activities:
Payments for property and equipment	(102,145)	(101,165)	(90,742)
Proceeds from sales of property and equipment, net	43,574	—	—
Proceeds from divestiture of subsidiary	3,128	—	—
Acquisitions, net of cash acquired	(2,841)	(7,745)	(9,034)
Net cash used by investing activities	(58,284)	(108,910)	(99,776)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL facility	502,000	1,541,458	1,289,622
Repayments of long-term debt and ABL facility	(621,122)	(1,625,595)	(1,370,799)
Debt issuance costs	(1,525)	(9,202)	(5,214)
Payments for common stock repurchased	(53,996)	(60,392)	(15,150)
Proceeds from equity awards	1,500	1,763	1,885
Employee withholding taxes paid related to net share settlement of equity awards	(5,280)	(1,766)	(1,168)
Net cash used by financing activities	(178,423)	(153,734)	(100,824)
Effect of foreign exchange rate changes on cash and cash equivalents	3,077	1,076	3,732
Net increase (decrease) in cash and cash equivalents	41,201	(15,040)	52,443
Cash and cash equivalents, beginning of period	107,961	123,001	70,558
Cash and cash equivalents, end of period	$149,162	$107,961	$123,001
Supplemental Cash Flow Information:
Interest paid	$64,097	$86,715	$71,945
Income taxes paid	$94,296	$35,987	$63,808
Capital expenditures incurred but not paid	$24,067	$16,328	$22,790

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended September 30, 2025, 2024 and 2023

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	184,600	—	184,600
Other comprehensive income, net of tax	—	—	—	—	29,083	29,083
Repurchases of common stock	(1,511)	(15)	(15,135)	—	—	(15,150)
Share-based compensation	—	—	15,862	—	—	15,862
Stock issued for equity awards	900	9	1,876	—	—	1,885
Employee withholding taxes paid related to net share settlement	(93)	(1)	(1,167)	—	—	(1,168)
Balance at September 30, 2023	106,266	1,063	5,677	624,772	(122,764)	508,748
Net earnings	—	—	—	153,414	—	153,414
Other comprehensive income, net of tax	—	—	—	—	9,595	9,595
Repurchases of common stock	(5,143)	(51)	(22,839)	(37,501)	—	(60,391)
Share-based compensation	—	—	17,172	—	—	17,172
Stock issued for equity awards	925	9	1,754	—	—	1,763
Employee withholding taxes paid related to net share settlement	(194)	(2)	(1,764)	—	—	(1,766)
Balance at September 30, 2024	101,854	1,019	—	740,685	(113,169)	628,535
Net earnings	—	—	—	195,878	—	195,878
Other comprehensive income, net of tax	—	—	—	—	8,321	8,321
Repurchases of common stock	(4,981)	(50)	(15,459)	(38,487)	—	(53,996)
Share-based compensation	—	—	19,249	—	—	19,249
Stock issued for equity awards	1,396	14	1,486	—	—	1,500
Employee withholding taxes paid related to net share settlement	(394)	(4)	(5,276)	—	—	(5,280)
Balance at September 30, 2025	97,875	$979	$—	$898,076	$(104,848)	$794,207

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024 and 2023

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

Cash and Cash Equivalents

Cash represents currency on hand, debit and credit card receivables and third-party online payment system transactions, while cash equivalents consist of highly liquid investments which have an original maturity of three months or less.

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance is determined by estimating expected credit losses based on historical trends. At September 30, 2025 and 2024, our allowance for doubtful accounts was $0.8 million. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Other accounts receivable consist primarily of amounts due from vendors under various contractual agreements, including volume rebates and other promotional considerations, and contingent lease incentives due from landlords. At the time of a lease commencement, we estimate any lease incentives to be received when the amounts are reasonably certain to be incurred.

Inventory and Cost of Goods Sold

Inventory is stated at the lower of weighted average cost or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to our distribution centers, buying costs and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turnover rates, the age and sales history of the inventory, and historic and anticipated changes in stock keeping units.

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

Fiscal Years ended September 30, 2025, 2024, and 2023

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

Lease Accounting

Substantially all of our leases are operating leases and relate primarily to retail stores, with lease terms typically between five to ten years, distribution facilities and corporate office space, with typical initial lease terms of at least ten years, typically with five-year renewal periods. Some of our leases include options to extend the agreement by a certain number of years, typically five years. At the lease commencement date, an operating lease liability and related operating lease asset are recognized and typically do not assume renewals unless we are reasonably certain that we will exercise the option.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets. No material impairment losses were recorded during the fiscal years presented.

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

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2025	2024
Land	N/A	$4,256	$5,672
Buildings and building improvements	5 – 40	32,188	45,564
Leasehold improvements	1 – 26	358,051	317,976
Furniture, fixtures and equipment	1 – 10	827,385	782,478
Total property and equipment, gross		1,221,880	1,151,690
Accumulated depreciation and amortization		(937,596)	(881,818)
Total property and equipment, net		$284,284	$269,872

Depreciation expense for the fiscal years 2025, 2024 and 2023 was $96.5 million, $106.6 million, and $99.0 million, respectively, and is included in selling, general and administrative expenses, or cost of goods sold if associated with our distribution centers, in our consolidated statements of earnings. No material impairments were recorded for the fiscal years presented.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

In August 2024, our Board approved the sale of our corporate headquarters in Denton, Texas. During fiscal year 2025, we sold our corporate headquarters, including furniture, fixtures and some equipment, located in Denton, Texas, to Denton County, Texas, for $45.5 million, excluding $1.5 million in closing costs. As of September 30, 2024, we reclassified the following amounts out of property and equipment, net, (disposal group) into other current assets on our consolidated balance sheets for fiscal year 2024 (in thousands):

September 30,
2024
Buildings and building improvements	$11,629
Land	4,407
Furniture, fixtures and equipment	1,195
Total assets held for sale	$17,231

As a result of the sale, we recognized a gain of approximately $26.6 million within selling, general and administrative expenses in our consolidated statements of earnings for the fiscal year 2025.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at least annually, as of January 31st, and whenever events or changes in circumstances indicate its carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Furthermore, we considered potential triggering events each quarter, including fluctuations in our stock price and borrowing rates in the debt markets.

Components within the same operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2025 and 2024, our reporting units consisted of Sally and BSG. We assign goodwill to the reporting unit which consolidates the acquisition.

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. In fiscal years 2025 and 2024, we performed a qualitative assessment. We have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations or asset purchases. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually, as of January 31st, and whenever events or changes in circumstances indicate the asset’s carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. When assessing

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief-from-royalty method. During fiscal year 2025, we determined certain trade names within the Sally reporting segment were fully impaired and recognized an impairment loss of $4.5 million within selling, general, and administrative expenses. We did not record any impairment charges related to indefinite-lived intangibles in the prior fiscal years presented.

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

Merchandise Revenues

We sell merchandise through our company-operated stores, digital platforms, to our franchisees and by using SBCs. These sales generally have one single performance obligation and revenue is recognized at the point of sale or upon shipment of the merchandise, whenever control of items sold transfers to the customer. Shipping fees charged through digital channels are considered a separate performance obligation and are recognized in net sales, while the related shipping cost is recognized in selling, general and administrative expenses.

We extend credit to certain customers, primarily salon professionals, which generally have 30 day payment terms. Based on the nature of these receivables, no significant financing component exists.

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

Customer Loyalty Rewards

Our Sally Beauty Rewards Program in the U.S. and Canada, enables customers to earn points based on their status for every dollar spent on qualifying Sally purchases. The program is free to join, and it provides our loyalty customers the ability to earn points on their Sally purchases, that convert to Sally Beauty Rewards certificates when select thresholds are attained. Points earned expire after twelve months of inactivity and certificates issued expire 30 days after earned. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. As such, we defer revenue for future rewards on a standalone value per point, net of estimated breakage based on historical data, within accrued liabilities on our consolidated balance sheets.

The following table shows the amount of performance-based contract liabilities on our consolidated balance sheets as of September 30, 2025 and 2024 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

		September 30,
Contracts	Balance Sheet Classification	2025	2024
Gift cards	Accrued liabilities	$4,900	$4,980
Rewards loyalty program	Accrued liabilities	5,127	6,513
Total liability		$10,027	$11,493

Changes to our performance-based contract liabilities for fiscal years 2025 and 2024 were as follows (in thousands):

	September 30,
	2025	2024
September 30, 2024	$11,493	$14,038
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	7,334	7,053
Revenue recognized from beginning liability	(8,800)	(9,598)
September 30, 2025	$10,027	$11,493

Private Label Rewards Credit Cards

We have a multi-year agreement with a third-party bank (the “Bank”) to provide our customers a private label credit card program in the U.S. Under the agreement, the Bank manages our customer’s credit approval and credit card accounts, while we facilitate credit applications and provide licensing to our brand and marketing services. The Bank accepts all customer default risks associated with these accounts. In connection with signing the agreement, we received a refundable payment from the Bank which we recorded as deferred revenue within other liabilities on our consolidated balance sheets and is being recognized on a straight-line basis, over the initial term of the agreement, into net sales in our consolidated statements of earnings.

Pursuant to the agreement, the Bank will contribute funding for the program marketing expenses and such amounts are recognized in net sales in our consolidated statements of earnings. In addition, we earn other immaterial amounts from the Bank, including incentive payments for achieving performance targets and the activation of credit cards.

Advertising Costs

Advertising costs relate mainly to digital and web advertising, in-store and traditional print advertisements, customer relationship management, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $65.9 million, $68.4 million, and $65.4 million for the fiscal years 2025, 2024, and 2023, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Share-based Compensation

We measure the cost of services received from certain of our employees and our Board in exchange for an award of equity instruments based on the fair value of the award on the date of grant which are expensed ratably over the vesting period, except for awards issued to retirement eligible participants, which are expensed on an accelerated basis. We recognize the impact of forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2025, 2024, and 2023

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

2.
Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to enhance segment disclosures for annual and interim consolidated financial statements, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). We adopted ASU 2023-07 for the fiscal year ending September 30, 2025 on a retrospective basis. See Note 16, Segments and Disaggregated Revenue, for the enhanced segment disclosures.

Recent Accounting Pronouncements

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

Fiscal Years ended September 30, 2025, 2024, and 2023

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Fair Value Hierarchy Level	2025	2024
Financial Assets
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$570	$1,207
Designated cash flow hedges	Other current assets	Level 2	87	—
Interest rate swap	Other assets	Level 2	59	—
Total assets			$716	$1,207

Financial Liabilities
Foreign exchange contracts
Non-designated cash flow hedges	Accrued liabilities	Level 2	$225	$1,485
Designated cash flow hedges	Accrued liabilities	Level 2	57	—
Interest rate swap	Other liabilities	Level 2	—	635
Total Liabilities			$282	$2,120

The fair value of each asset and liability was measured using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, are as follows:

		As of September 30,
		2025		2024
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes due 2032	Level 2	$600,000	$622,500	$600,000	$615,000
Term loan B due 2030	Level 2	275,000	276,375	394,000	393,508
Total long-term debt		$875,000	$898,875	$994,000	$1,008,508

The fair value of our senior notes was measured using unadjusted quoted market prices. The fair value of our term loan B agreements was measured using unadjusted quoted market prices for similar debt securities in active markets.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

4.
Accumulated Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (the “Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In 2021, our Board approved a term extension of our share repurchase program through September 30, 2025. On May 6, 2025, the Board approved a term extension of the share repurchase program for an additional four-year period ending September 30, 2029. Under this extension the Company is authorized to purchase its common stock up to the amount remaining under the Board’s 2017 authorization. As of September 30, 2025, we had approximately $467.3 million of additional share repurchase authorizations remaining under our share repurchase program.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Fiscal Year Ended September 30,
	2025	2024	2023
Number of shares repurchased	4,981	5,143	1,511
Total cost of share repurchased	$53,996	$60,391	$15,150

The amounts above do not include approximately 394,000, 194,000, and 93,000 shares surrendered by grantees to satisfy personal income tax withholding obligations upon vesting of equity-based awards valued at $5.3 million, $1.8 million, and $1.2 million during the fiscal years 2025, 2024 and 2023, respectively.

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

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2023	$(124,846)	$3,716	$(1,634)	$(122,764)
Other comprehensive income (loss) before reclassifications, net of tax	12,437	(854)	(1,590)	9,993
Reclassification to net earnings, net of tax	—	(3,293)	2,895	(398)
Balance at September 30, 2024	(112,409)	(431)	(329)	(113,169)
Other comprehensive income (loss) before reclassifications, net of tax	8,080	1,967	242	10,289
Reclassification to net earnings, net of tax	—	(1,452)	(516)	(1,968)
Balance at September 30, 2025	$(104,329)	$84	$(603)	$(104,848)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

5.
Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2025	2024	2023
Weighted-average basic shares	100,662	103,939	107,332
Dilutive securities:
Stock option and stock award programs	3,159	2,994	2,004
Weighted-average diluted shares	103,821	106,933	109,336

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

At September 30, 2025, 2024 and 2023, options to purchase approximately 1.5 million, 1.6 million, and 1.9 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, due to the options being anti-dilutive.

6.
Share-Based Payments

Our Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”) allows us to grant awards to its employees up to 8.0 million shares of our common stock, plus an additional number of shares based on the number of shares outstanding as of the beginning of the current plan that have subsequently been terminated, expired unexercised, cash-settled, cancelled, forfeited or lapsed for any reason. Currently, we have awarded grants to employees and non-employee directors under the terms of the Omnibus Plan.

The following table presents total compensation cost for all share-based compensation arrangements and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2025	2024	2023
Share-based compensation expense	$19,249	$17,172	$15,862
Income tax benefit related to share-based compensation expense	$3,882	$4,217	$3,487

The Omnibus Plan award types are as follows:

Performance-based awards: Our performance awards vest over three years upon the satisfaction of the employee service condition and our level of achievement with respect to a mix of certain specified performance targets. For fiscal years 2025, 2024 and 2023, we issued performance awards with a financial performance target based on the growth in adjusted consolidated operating income (“AOI”), as defined in the award document, for each of the next three years.

For each performance award, a grantee may earn from 0% to 200% of the original awarded amount. The fair value of our performance awards related to the achievement of financial performance targets are based on our stock price on the date of grant. During the fiscal years ended September 30, 2025, 2024 and 2023, the fair value of our performance awards was $13.22, $8.49, and $12.04, respectively. Expense is determined upon issuance and recognized based on projections of future performance and actual results.

Market-based awards: In fiscal years 2025, 2024 and 2023, we issued market-based awards that vest over three years and are dependent on the level of achievement of relative total shareholder return (“rTSR”) against a group of peer companies measured over a three-year period. For each market-based award, a grantee may earn from 0% to 200% of the original awarded amount. The fair value was determined by using the Monte Carlo simulation model due to the award being subject to a market condition. During fiscal years 2025, 2024 and 2023, the fair value of our market-based awards was $17.87, $11.02, and $15.54, respectively. Expense is determined upon issuance and is recognized regardless of whether the market performance target is achieved.

Stock options: Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally three years. Stock options have a ten-year life.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2024	897	$13.57
Granted	387	15.26
Adjustment for performance achievement	(84)	10.73
Vested	(82)	14.21
Forfeited	(56)	13.79
Unvested at September 30, 2025	1,062	$14.12

As of September 30, 2025, if we assume a 100% payout for unvested performance-based awards, we would expect to recognize $3.0 million in expense over the weighted average period of 1.4 years.

Market-Based Awards

The following table presents a summary of the activity for our market awards:

Market Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2024	792	$13.81
Granted	258	17.87
Vested	(122)	23.39
Forfeited	(82)	16.97
Unvested at September 30, 2025	846	$13.36

As of September 30, 2025, approximately $4.7 million of total unrecognized compensation costs related to unvested market-based awards are expected to be recognized over the weighted average period of 1.8 years.

The assumptions used in the Monte Carlo model relating to the valuation of our rTSR awards issued in fiscal years 2025, 2024 and 2023 were as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Expected term (in years)	2.9	2.9	2.9
Expected volatility	47.8%	48.7%	60.3%
Risk-free interest rate	4.2%	4.8%	4.6%
Dividend yield	0.0%	0.0%	0.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2024	2,033	$17.84	4.1	$1,761
Granted	—	—
Exercised	(165)	9.09
Forfeited or expired	(149)	23.88
Outstanding at September 30, 2025	1,719	$18.15	3.2	$1,666
Exercisable at September 30, 2025	1,719	$18.15	3.2	$1,666

No stock options were awarded during the fiscal years 2025, 2024 or 2023. As of September 30, 2024, all stock options were fully vested. The aggregate fair value of stock options vested during the fiscal years 2024 and 2023 was $1.9 million, and $3.2 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2025, 2024 and 2023 was $0.5 million, $0.7 million, and $1.4 million, respectively. The total cash received during the fiscal years 2025, 2024 and 2023 from option exercises was $1.5 million, $1.8 million, and $1.9 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.1 million, $0.1 million, and $0.2 million, respectively.

At September 30, 2025, there was no unrecognized compensation costs related to unvested stock option awards.

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2024	2,351	$10.25
Granted	1,172	13.00
Vested	(1,075)	11.34
Forfeited	(140)	10.51
Unvested at September 30, 2025	2,308	$11.12

At September 30, 2025, approximately $12.9 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 1.7 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

7.
Leases

During the fiscal year 2025, we executed a lease for our new corporate headquarters in Plano, Texas, which commenced on July 1, 2025, upon transfer of control of the property, and runs through October 31, 2041, with the option to renew through October 31, 2051. As such, the operating lease has an initial lease term of 26 years and 4 months. The undiscounted fixed payments per the lease total $240.8 million in the aggregate over the initial term. After a free rent period, payments commence on November 1, 2026. As the lease includes costs related to operating expenses, the total rent payments are allocated between lease and non-lease components, with approximately 30% of each payment recorded into operating expenses, with the remaining 70% being classified as rent payments. The right-of-use asset and liability associated with the lease are approximately $70.0 million, based on the amount and timing of payments, an incremental borrowing rate of 6.88%, and including $14.7 million in reimbursements related to tenant improvements that the Company is entitled to per the lease. The Company expects to collect the entire $14.7 million.

Our operating and finance leases consisted of the following (in thousands):

		September 30,
	Balance Sheet Classification	2025	2024
Assets:
Operating lease	Operating lease assets	$646,698	$582,573
Finance lease	Property and equipment, net	—	1,553
Total lease assets		$646,698	$584,126

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$158,566	$136,068
Finance lease	Current maturities of long-term debt	—	127

Long-term:
Operating lease	Long-term operating lease liabilities	538,426	479,616
Total lease liabilities		$696,992	$615,811

Our lease costs consisted of the following (in thousands):

		For the Year Ended September 30,
	Statement of Earnings Classification	2025	2024	2023
Operating lease costs	Cost of goods sold and selling, general and administrative expenses (a)	$183,754	$179,121	$180,624
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	—	291	292
Interest on lease liabilities	Interest expense	9	12	12
Variable lease costs (b)	Selling, general and administrative expenses	66,859	70,146	59,996
Total lease costs		$250,622	$249,570	$240,924
(a)
Certain supply chain-related amounts are included in cost of goods sold.
(b)
Includes common area maintenance, real estate taxes and insurance related to leases

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

As of September 30, 2025, the approximate future lease payments under our leases under ASC 842, Leases, are as follows (in thousands):

Fiscal Year	Operating leases
2026	$181,034
2027	160,471
2028	127,376
2029	93,841
2030	68,111
Thereafter	253,220
Total undiscounted lease payments	884,053
Less: imputed interest	187,061
Present value of lease liabilities	$696,992

The table above does not include operating leases we have entered into of approximately $6.3 million that have not commenced, primarily related to future retail stores.

Other lease information is as follows (dollars in thousands):

	For the Year Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$183,795	$178,950	$182,405
Operating cash flows – finance leases	9	12	12
Financing cash flows – finance leases	124	176	176

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$234,987	$159,331	$184,039

	September 30,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	7.3	5.0
Finance leases	—	0.7
Weighted-average discount rate:
Operating leases	5.7%	5.5%
Finance leases	—	0.3%

8.
Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2025 and 2024 are as follows (in thousands):

	Sally	BSG	Total
Balance at September 30, 2023	$75,304	$457,777	533,081
Acquisitions (a)	—	282	282
Adjustments (b)	—	(381)	(381)
Foreign currency translation	5,120	164	5,284
Balance at September 30, 2024	$80,424	$457,842	$538,266
Acquisitions (a)	959	—	959
Adjustments (b)	—	371	371
Divestiture of business	(132)	—	(132)
Foreign currency translation	2,222	(1,012)	1,210
Balance at September 30, 2025	$83,473	$457,201	$540,674
(a)
See Note 13, Acquisitions, for additional information regarding goodwill acquired.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

(b)
Measurement period adjustment of the prior year acquisition.

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible asset becomes fully amortized, the original cost and accumulated amortization is removed in the subsequent period. As of September 30, 2025 and 2024, we had the following (in thousands):

	September 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Distribution rights (a)	$16,620	$(4,901)	$11,719	$22,508	$(9,273)	$13,235
Customer relationships	5,916	(5,711)	205	22,024	(20,820)	1,204
Other intangible assets	4,724	(4,074)	650	4,567	(3,668)	899
Total definite-lived intangible assets	27,260	(14,686)	12,574	49,099	(33,761)	15,338
Indefinite-lived Intangible assets:
Trade names (b)	40,444	—	40,444	44,622	—	44,622
Total intangible assets, excluding goodwill, net	$67,704	$(14,686)	$53,018	$93,721	$(33,761)	$59,960
(a)
See Note 13, Acquisitions, for additional information regarding distribution rights recorded during the fiscal year.
(b)
During fiscal year 2025, we performed a quantitative analysis and determined certain trade names within the Sally reporting segment was fully impaired. As a result, we recognized an impairment loss of $4.5 million within selling, general, and administrative expenses.

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For fiscal years 2025, 2024 and 2023, amortization expense related to intangible assets totaled $3.5 million, $3.2 million, and $3.4 million, respectively and are included within selling, general and administrative expenses on our consolidated statements of earnings.

As of September 30, 2025, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2026	$2,607
2027	1,996
2028	1,433
2029	1,224
2030	1,179
Thereafter	4,135
$12,574

9.
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2025	2024
Compensation and benefits	$85,058	$76,649
Deferred revenue	14,195	16,080
Rental obligations	10,286	11,039
Accrued Freight	8,761	8,240
Insurance reserves	7,331	7,526
Interest payable	3,819	4,108
Operating accruals and other	55,191	39,308
Total accrued liabilities	$184,641	$162,950

10.
Commitments and Contingencies

Commitments

Letters of Credit

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

We had $17.6 million and $17.5 million of outstanding letters of credit as of September 30, 2025 and 2024, respectively.

Contingencies

Legal Proceedings

From time to time, we are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2025 and 2024.

11.
Debt

Short-term Debt

In fiscal year 2025, we entered into a fifth amendment to our ABL facility with a syndicate of banks, which has a revolving commitment of $500.0 million. The fifth amendment extended the maturity date to December 11, 2029, modified certain covenant provisions, and increased the commitment fee to 0.25% from 0.20%. In connection with the amendment, we incurred approximately $1.5 million in debt issuance costs that are being amortized over the remaining life of the ABL Facility. The interest rate on the ABL facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) Secured Overnight Financing Rate (“SOFR”) plus 1.25% or 1.50%. In addition, as stated above, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility. Borrowings under the ABL facility are secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries. Furthermore, the ABL facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.

At September 30, 2025 and 2024, there were no outstanding borrowings under our ABL facility. At September 30, 2025, we had $482.4 million available for borrowing thereunder, including our Canadian sub-facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2025	2024	Interest Rates
Term loan B due 2030	$275,000	$394,000	SOFR plus 1.75%
Senior notes due Dec. 2032	600,000	600,000	6.750%
Total	$875,000	$994,000
Plus: finance lease obligations	—	127
Less: unamortized debt issuance costs and discount, net	9,026	11,745
Total debt	$865,974	$982,382
Less: current maturities	4,000	4,127
Total long-term debt	$861,974	$978,255

Maturities of our debt, excluding our ABL facility, are as follows at September 30, 2025 (in thousands):

Fiscal Year:
2026	$4,000
2027	4,000
2028	4,000
2029	4,000
2030	259,000
Thereafter	600,000
Total	$875,000

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

Term Loan B

In fiscal year 2023, we entered into a credit agreement for a term loan B due 2030 (“TLB 2030”) in an aggregate principal amount equal to $400.0 million, the net proceeds of which were used to repay our term loan B due 2024 (“TLB 2024”). The TLB 2030 bears interest at a floating rate equal to, at our option, either the Adjusted Term SOFR Rate plus 1.75% or an adjusted base rate plus 0.75%, see below for additional information. Interest on the TLB 2030 is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The TLB 2030 matures on February 28, 2030 (the “Maturity Date”), but may be prepaid without penalty or premium, other than customary breakage costs for prepayments that are made prior to the last date of an interest period. The principal of the TLB 2030 is repayable in quarterly installments equal to 0.25% of the original principal amount of the TLB 2030, with a final installment equal to the entire remaining outstanding principal amount due on the Maturity Date. The TLB 2030 was issued at a discount of 0.75%, and we incurred $4.7 million in issuance costs; both of which are being amortized using the effective interest method based on the effective interest rates at the time of issuance.

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

During fiscal year 2025, we voluntarily repaid $115.0 million of outstanding TLB 2030 principal in addition to our mandatory quarterly payments. In connection with the repayments, we recognized a $1.0 million loss on debt extinguishment within interest expense related to unamortized debt issuance costs. In fiscal years 2024 and 2023, we entered into second and first refinancing agreements, respectively, where we negotiated basis point reductions of 50 and 25 basis points, respectively, to the margin. No other terms of the TLB 2030 were amended. In connection with each repricing, we evaluated the fair value of the debt before and after the amendment for each syndicate loan and accounted for each transaction as both a partial extinguishment of debt and a modification. As a result, we recognized losses on extinguishment of debt of $1.7 million and $1.8 million in fiscal years 2024 and 2023, respectively, within interest expense. In connection with the repricing, we incurred additional immaterial costs, of which, the majority was recorded to interest expense. Furthermore, the extinguishment of debt and subsequent issuance of new debt with existing creditors resulted in non-cash financing activities of $20.5 million and $7.9 million for fiscal year 2024 and 2023, respectively.

Senior Notes

On February 27, 2024, we issued a public offering of 6.75% senior notes due 2032 (“2032 Senior Notes”) pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 10, 2021. As a result, we received $594.0 million in cash proceeds, net of underwriter fees, which were used towards the repayment of the outstanding $680.0 million principal balance on the 5.625% senior notes due 2025 (the “2025 Senior Notes”). The 2032 Senior Notes were issued at par and bear interest at a fixed interest rate of 6.75%. Interest is paid semi-annually during our second and fourth fiscal quarters. The 2032 Senior Notes mature on April 1, 2032. The 2032 Senior Notes are prepayable beginning March 1, 2027, at a price of 103.375, at a price of 101.688 after March 1, 2028, and at par after March 1, 2029. The 2032 Senior Notes are guaranteed on a senior unsecured basis by the guarantors who have guaranteed obligations under our ABL facility and our existing term loan. In connection with the issuance, we incurred approximately $8.5 million in debt issuance costs that are being amortized using the effective interest rate method through the life of the notes.

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

Fiscal Years ended September 30, 2025, 2024, and 2023

The agreements governing our debt contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions.

12.
Derivative Instruments

As of September 30, 2025, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During fiscal year 2025, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. As of September 30, 2025, we held forwards, which expire ratably through September 30, 2026, with a notional amount, based upon exchange rates at September 30, 2025, as follows (in thousands):

Notional Currency	Notional Amount
Canadian Dollar	$9,292
Euro	5,323
Mexican Peso	17,936
Total	$32,551

We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. During fiscal year 2025, 2024 and 2023, we reclassified a net gain of $0.5 million, a net loss of $2.9 million, and a net loss of $1.9 million, respectively, into cost of goods sold. As of September 30, 2025, we expect to reclassify approximately $0.5 million in net losses into cost of goods sold over the next 12 months.

Interest Rate Swap

In April 2023, we entered into a three-year interest rate swap with an initial notional amount of $200 million (the “interest rate swap”) to mitigate the exposure to higher interest rates in connection with our TLB 2030. The interest rate swap involves fixed monthly payments at the contract rate of 3.705%, and in return, we receive floating interest payments based on the 1-month Adjusted Term SOFR Rate. The interest rate swap will mature in April 2026 and is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded quarterly, net of income tax, and included in AOCL.

For fiscal years 2025, 2024, and 2023, we recognized income of $1.5 million, $3.3 million, and $1.3 million, respectively, into interest expense on our consolidated statements of earnings related to the interest rate swap. At September 30, 2025, we expect to reclassify net gains of approximately $0.1 million out of AOCL and into interest expense over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our prior term loan due 2024. The interest rate caps were comprised of individual caplets and were designated as cash flow hedges. Accordingly, the changes in fair value of the interest rate caps were recorded quarterly, net of income tax, and included in AOCL. During fiscal year 2023, we early settled both interest rate caps due to the forecasted transactions, which were being hedged, no longer occurring as a result of the repayment of our prior term loan. For fiscal year 2023, we recognized income of $2.8 million into interest expense on our consolidated statements of earnings related to the caps.

Non-Designated Cash Flow Hedges

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At September 30, 2025, we held forwards, which expire on various

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

dates during the first four months of fiscal year 2026, with a notional amount, based upon exchange rates at September 30, 2025, as follows (in thousands):

Notional Currency	Notional Amount
Canadian Dollar	$11,401
Euro	17,714
British Pound	39,955
Mexican Peso	5,298
Total	$74,368

We record changes in fair value and realized gains or losses related to the foreign currency forwards into selling, general and administrative expenses. The effects of these foreign exchange contracts on our consolidated financial statements were a net gain of $0.1 million for fiscal year 2025 and net losses of $1.1 million and $2.2 million for fiscal years 2024 and 2023, respectively.

13.
Acquisitions

Flair Hair & Beauty Supply Limited

On July 1, 2025, we acquired certain assets and business operations from Flair Hair & Beauty Supply Limited ("Flair"), a regional distributor of professional beauty products based on the island of Ireland that provides products to Ireland and Northern Ireland, for approximately $2.5 million. Under the terms of the agreement, we acquired the operations of four stores, inventory, and exclusive product distribution rights. This acquisition increases the size and geographic scope of our Sally operations within Ireland.

This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. As of September 30, 2025, the purchase price of the acquisition has been allocated to all assets acquired based on their estimated fair values at the date of acquisition. We recorded $1.0 million in goodwill, which has been allocated to Sally, $0.5 million in intangible assets subject to amortization, and $0.6 million for inventory. Subsequent to the acquisition date, all operating results were included in Sally and were not material to the consolidated results of operations. Pro forma information has not been provided as the effects were not material to our consolidated results of operations.

Exclusive Beauty Supply, Inc.

On September 20, 2024, we acquired certain assets and business operations from Exclusive Beauty Supply, Inc. (“Exclusive Beauty”), a distributor of professional beauty products operating in the State of Florida, for approximately $7.8 million. Under the terms of the agreement, we acquired the operations of three stores and a direct sales force, inventory, and non-exclusive product distribution rights. As part of BSG's growth strategies, this acquisition complements its existing lines of business and increases the size and geographic scope of operations.

This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. As of September 30, 2024, the purchase price of the acquisition has been allocated to all assets acquired based on their estimated fair values at the date of acquisition. We recorded $6.4 million in intangible assets subject to amortization, $0.8 million for inventory, and $0.7 million in goodwill, which has been allocated to BSG and is expected to be deductible for tax purposes. Subsequent to the acquisition date, all operating results were included in BSG and were not material to the consolidated results of operations. In fiscal year 2025, we finalized the purchase accounting, and no material adjustments were made. Pro forma information has not been provided as the effects were not material to our consolidated results of operations.

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

Fiscal Years ended September 30, 2025, 2024, and 2023

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

14.
401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $7.5 million, $7.6 million, and $7.3 million in the fiscal years ended September 30, 2025, 2024 and 2023, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2025, 2024 and 2023, we did not make a profit sharing contribution to the 401(k) Plans.

15.
Income Taxes

The provision for income taxes for the fiscal years 2025, 2024 and 2023 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2025	2024	2023
Current:
Federal	$56,201	$35,897	$42,103
Foreign	7,284	10,393	7,317
State	13,987	8,004	9,830
Total current portion	77,472	54,294	59,250
Deferred:
Federal	(5,968)	(3,149)	3,299
Foreign	(1,843)	1,116	3,233
State	(2,122)	650	1,668
Total deferred portion	(9,933)	(1,383)	8,200
Total provision for income taxes	$67,539	$52,911	$67,450

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.0	3.4
Effect of foreign operations	1.2	1.2	1.3
Repatriation Tax	—	—	1.1
Share-based payment awards	—	0.4	0.5
Unrecognized tax benefit	0.3	0.3	0.3
Valuation allowances	1.2	0.1	0.1
Foreign investment write-off	(1.5)	—	—
Other, net	—	(0.4)	(0.9)
Effective tax rate	25.6%	25.6%	26.8%

During fiscal year 2025, the Company wrote off the investment of its wholly owned subsidiary, Sally Peru Holdings S.A.C. The loss on investment is deductible for tax purposes and is fully offset with a valuation allowance.

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2025	2024
Deferred tax assets attributable to:
Foreign loss carryforwards	$24,248	$28,713
U.S. foreign tax credits	13,748	13,279
Accrued liabilities	15,504	10,604
Share-based compensation expense	6,854	8,323
Other	3,873	(785)
Total deferred tax assets	64,227	60,134
Valuation allowance	(27,431)	(34,298)
Total deferred tax assets, net	36,796	25,836
Deferred tax liabilities attributable to:
Depreciation and amortization	89,933	95,377
Inventory adjustments	4,088	418
Total deferred tax liabilities	94,021	95,795
Net deferred tax liability	$57,225	$69,959

The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets (in thousands):

	September 30,
	2025	2024
Balance sheet classification:
Assets
Other assets	$22,264	$21,799
Liabilities
Deferred income tax liabilities, net	79,489	91,758
Net deferred tax liability	$57,225	$69,959

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. During fiscal year 2025, existing valuation allowances were decreased by approximately $6.9 million, primarily for net operating loss carry-forwards of various members of the affiliated group in foreign jurisdictions. We continue to record a valuation allowance to account for uncertainties

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards and tax credit carry-forwards.

Domestic earnings before provision for income taxes were $246.1 million, $175.2 million, and $217.7 million in the fiscal years 2025, 2024 and 2023, respectively. Foreign earnings before provision for income taxes were $17.3 million, $31.1 million, and $34.4 million in the fiscal years 2025, 2024 and 2023, respectively.

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

Applicable deferred tax liabilities have been provided for undistributed foreign earnings in excess of foreign working capital and cash requirements. As a result of U.S. Tax Reform, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes but could be subject to foreign withholding taxes and state income taxes. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2025, an immaterial amount of additional deferred taxes would have been provided.

At September 30, 2025 and 2024, we had total operating loss carry-forwards of $89.8 million and $106.6 million, respectively, of which $40.4 million and $52.5 million, respectively, are subject to a valuation allowance. At September 30, 2025, operating loss carry-forwards of $89.8 million have no expiration date. At September 30, 2025 and 2024, we had tax credit carry-forwards of $15.5 million and $15.2 million, respectively. This includes a U.S. foreign tax credit carry-forward of $13.7 million, primarily as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028. We do not believe the realization of the U.S. foreign tax credit is more-likely-than-not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2025, $0.2 million expire between 2026 and 2030, $0.2 million expire between 2036 and 2037 and $1.4 million have no expiration date. Total tax credit carry-forwards of $15.2 million and $14.8 million are subject to a valuation allowance at September 30, 2025 and 2024, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2025	2024
Balance at beginning of the fiscal year	$8,398	$8,312
Increases related to prior year tax positions	169	7
Decreases related to prior year tax positions	(2)	(19)
Increases related to current year tax positions	669	602
Decreases due to settlements	(566)	(414)
Lapse of statute	(89)	(90)
Balance at end of fiscal year	$8,579	$8,398

If recognized, these positions would affect our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) enacted comprehensive amendments to the Internal Revenue Code of 1986. Among other things, the TCJA provided for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers giving rise to a one-time transition tax on those earnings (“Repatriation Tax”). The U.S. Treasury Department issued final regulations (“Regulations”) addressing certain aspects of how the Repatriation Tax is calculated. In our view, certain guidance included in the Regulations is inconsistent with our interpretation of the statutory language contained in the TCJA. In fiscal year 2023, we remitted $4.3 million in tax and interest to the IRS. Income tax expense of $2.7 million was recorded in fiscal year 2023 related to the payments. Previously, $1.6 million had been reserved for this issue. We maintain our tax positions are fully supportable.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.9 million and $0.7 million at September 30, 2025 and 2024, respectively.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that from time to time our tax returns are routinely under audit by various taxing

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount of such change, or a range thereof, cannot reasonably be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

Our consolidated federal income tax return for the fiscal year 2024 is currently under IRS examination. Our statute of limitations remains open for the fiscal year ended September 30, 2022, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2022, and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2020 forward.

In December of 2021, the Organization for Economic Cooperation and Development (OECD) established a framework, referred to as Pillar Two, designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. The earliest effective date is for taxable years beginning after December 31, 2023, which for us is fiscal year 2025. Numerous jurisdictions in which Sally Beauty operates have enacted the OECD model rules or drafted legislation, including Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, and the United Kingdom. The United States is not subject to Pillar Two. After an initial assessment of the provisions, the Company determined that there was no material impact from the local adoption of OECD Pillar Two in 2025. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025. We have assessed the impact of the OBBBA, and it did not have a material impact on our financial statements.

16.
Segments and Disaggregated Revenue

Our business is organized into two reportable segments: (i) Sally, a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and, (ii) BSG, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce platforms and its own sales force in partially exclusive geographical territories in the U.S. and Canada.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 1. Our CODM, whom we have determined to be our Chief Executive Officer, regularly evaluates the performance of our reportable segments by comparing current segment operating earnings to comparable prior periods and forecasted amounts. Included within segment operating earnings, the significant expense categories below are regularly provided to the CODM.

Segment Operating Performance

The following tables summarize our results:

`	Fiscal Year 2025
(in thousands)	Sally	BSG	Total
Net Sales (a)	$2,094,363	$1,607,061	$3,701,424
Less: (b)
Cost of goods sold	821,804	968,872	1,790,676
Selling, general, and administrative expenses	945,892	441,828	1,387,720
Segment operating earnings	326,667	196,361	523,028

Unallocated expenses (c)			195,218
Interest expense			64,393
Earnings before provision for income taxes			$263,417

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

	Fiscal Year 2024
(in thousands)	Sally	BSG	Total
Net Sales (a)	$2,107,089	$1,609,942	$3,717,031
Less: (b)
Cost of goods sold	849,153	977,546	1,826,699
Selling, general, and administrative expenses	923,617	453,976	1,377,593
Segment operating earnings	334,319	178,420	512,739

Unallocated expenses (c)			230,081
Restructuring			(75)
Interest expense			76,408
Earnings before provision for income taxes			$206,325

	Fiscal Year 2023
(in thousands)	Sally	BSG	Total
Net Sales (a)	$2,139,206	$1,588,925	$3,728,131
Less: (b)
Cost of goods sold	873,523	956,428	1,829,951
Selling, general, and administrative expenses	907,209	451,222	1,358,431
Segment operating earnings	358,474	181,275	539,749

Unallocated expenses (c)			197,515
Restructuring			17,205
Interest expense			72,979
Earnings before provision for income taxes			$252,050
(a)
There were no intersegment sales between our segments, nor did any single customer account for 10% or more of revenue.
(b)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For fiscal year 2025, unallocated expenses include a $26.6 million gain from the sale of our corporate headquarters.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

Other Segment Disclosures

(in thousands)	FY2025	FY2024	FY2023
Total assets (at September 30th):
Sally	$1,311,281	$1,358,102	$1,279,200
BSG	1,284,559	1,324,071	1,293,157
Corporate	275,256	110,726	152,893
Total	$2,871,096	$2,792,899	$2,725,250

Payments for property and equipment:
Sally	$56,614	$60,160	$52,535
BSG	22,387	31,986	30,581
Corporate	23,144	9,019	7,626
Total	$102,145	$101,165	$90,742

Depreciation and amortization:
Sally	$55,859	$60,284	$57,663
BSG	37,101	36,778	32,362
Corporate	6,961	12,676	12,384
Total	$99,921	$109,738	$102,409

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2025	2024	2023
Net sales (for the fiscal year indicated):
United States	$3,029,089	$3,026,946	$3,050,334
Other countries	672,335	690,085	677,797
Total	$3,701,424	$3,717,031	$3,728,131
Long-lived assets (as of September 30):
United States	$239,628	$230,469	$258,157
United Kingdom	12,234	9,065	9,988
Other countries	32,422	30,338	29,634
Total	$284,284	$269,872	$297,779

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.

	Fiscal Year Ended September 30,
Sally	2025	2024	2023
Hair color	42.5%	40.0%	39.9%
Hair care	23.2%	24.4%	23.9%
Styling tools and supplies	16.6%	16.8%	17.9%
Nail	10.1%	10.3%	10.1%
Skin and cosmetics	7.4%	7.9%	7.6%
Other beauty items	0.2%	0.6%	0.6%
Total	100.0%	100.0%	100.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2025, 2024, and 2023

	Fiscal Year Ended September 30,
BSG	2025	2024	2023
Hair color	42.1%	41.0%	40.2%
Hair care	41.8%	42.2%	42.3%
Styling tools and supplies	10.3%	10.5%	10.6%
Skin and cosmetics	3.4%	3.6%	3.9%
Nail	2.3%	2.5%	2.7%
Other beauty items	0.1%	0.2%	0.3%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	Sally			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2025	2024	2023	2025	2024	2023
Company-operated stores	91.8%	93.1%	93.8%	69.3%	68.4%	67.2%
E-commerce	8.2%	6.9%	6.2%	14.0%	13.6%	13.5%
Salon business consultants	—	—	—	9.3%	10.6%	11.8%
Franchise stores	—	—	—	7.4%	7.4%	7.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

17.
Restructuring

Distribution Center Consolidation and Store Optimization Plan

In fiscal year 2022, our Board approved the Plan consisting of the planned closure of 330 Sally stores and 35 BSG stores, and two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania. Stores identified for early closure were part of a strategic evaluation which included a market analysis of certain locations where we believed we would be able to recapture demand and improve profitability. The Plan was completed during fiscal year 2024. In connection with the Plan, we recognized a favorable adjustment of $0.1 million to our estimated closing costs within selling, general and administrative expenses during fiscal year 2024, and a favorable adjustment to our expected obsolescence reserve of $5.8 million within cost of goods sold and $17.2 million in costs associated with the closure of stores and distribution centers within selling, general and administrative expenses during fiscal year 2023.