Form 10-Q
period 2025-12-31
Sally Beauty Holdings, Inc.
filed 2026-02-09
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Windrose Ave
Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

(800) 777-5706

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	SBH	The New York Stock Exchange

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

Number of shares of common stock outstanding as of February 4, 2026: 97,008,814

In this Quarterly Report, references to the “Company,” “our company,” “Sally Beauty,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” "might" or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,185	$149,162
Trade accounts receivable, net	26,842	31,828
Accounts receivable, other	77,425	84,734
Inventory	978,789	987,575
Other current assets	45,444	48,154
Total current assets	1,285,685	1,301,453
Property and equipment, net of accumulated depreciation of $955,508 at December 31, 2025, and $937,596 at September 30, 2025	280,350	284,284
Operating lease assets	642,276	646,698
Goodwill	541,524	540,674
Intangible assets, excluding goodwill, net of accumulated amortization of $15,384 at December 31, 2025, and $14,686 at September 30, 2025	52,405	53,018
Other assets	48,538	44,969
Total assets	$2,850,778	$2,871,096
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,000	$4,000
Accounts payable	208,481	224,507
Accrued liabilities	158,576	184,641
Current operating lease liabilities	157,102	158,566
Income taxes payable	14,011	4,260
Total current liabilities	542,170	575,974
Long-term debt	842,531	861,974
Long-term operating lease liabilities	537,594	538,426
Other liabilities	21,985	21,026
Deferred income tax liabilities, net	82,933	79,489
Total liabilities	2,027,213	2,076,889
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 97,492 and 97,875 shares issued and shares outstanding at December 31, 2025, and September 30, 2025, respectively	975	979
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	923,306	898,076
Accumulated other comprehensive loss, net of tax	(100,716)	(104,848)
Total stockholders’ equity	823,565	794,207
Total liabilities and stockholders’ equity	$2,850,778	$2,871,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net sales	$943,168	$937,895
Cost of goods sold	459,909	461,055
Gross profit	483,259	476,840
Selling, general and administrative expenses	407,324	376,520
Operating earnings	75,935	100,320
Interest expense	14,620	17,442
Earnings before provision for income taxes	61,315	82,878
Provision for income taxes	15,758	21,865
Net earnings	$45,557	$61,013
Earnings per share:
Basic	$0.47	$0.60
Diluted	$0.45	$0.58
Weighted-average shares:
Basic	97,804	102,021
Diluted	100,765	104,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net earnings	$45,557	$61,013
Other comprehensive income (loss):
Foreign currency translation adjustments	4,387	(26,615)
Interest rate swap, net of tax	(139)	1,151
Foreign exchange contracts, net of tax	(116)	1,483
Other comprehensive income (loss), net of tax	4,132	(23,981)
Total comprehensive income	$49,689	$37,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2025	97,875	$979	$—	$898,076	$(104,848)	$794,207
Net earnings	—	—	—	45,557	—	45,557
Other comprehensive income	—	—	—	—	4,132	4,132
Share-based compensation	—	—	7,555	—	—	7,555
Stock issued for equity awards	1,493	15	192	—	—	207
Employee withholding taxes paid related to net share settlement	(517)	(5)	(7,331)	—	—	(7,336)
Repurchases and cancellations of common stock	(1,359)	(14)	(416)	(20,327)	—	(20,757)
Balance at December 31, 2025	97,492	$975	$—	$923,306	$(100,716)	$823,565

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535
Net earnings	—	—	—	61,013	—	61,013
Other comprehensive loss	—	—	—	—	(23,981)	(23,981)
Share-based compensation	—	—	6,053	—	—	6,053
Stock issued for equity awards	1,162	12	69	—	—	81
Employee withholding taxes paid related to net share settlement	(392)	(4)	(5,260)	—	—	(5,264)
Repurchases and cancellations of common stock	(753)	(8)	(862)	(9,078)	—	(9,948)
Balance at December 31, 2024	101,871	$1,019	$—	$792,620	$(137,150)	$656,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net earnings	$45,557	$61,013
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,632	25,565
Share-based compensation expense	7,555	6,053
Amortization of deferred financing costs	477	564
Loss on early extinguishment of debt	159	444
Loss (gain) on disposal of equipment and other property	11	(26,641)
Deferred income taxes	3,021	(2,207)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,120	6,269
Accounts receivable, other	7,429	(799)
Inventory	13,593	15,287
Other current assets	2,815	1,454
Other assets	(3,238)	1,578
Operating leases, net	2,097	(939)
Accounts payable and accrued liabilities	(25,699)	(56,152)
Income taxes payable	9,750	2,225
Other liabilities	960	(257)
Net cash provided by operating activities	93,239	33,457
Cash Flows from Investing Activities:
Payments for property and equipment	(35,784)	(20,078)
Proceeds from sale of property and equipment, net	—	43,574
Acquisitions, net of cash acquired	—	(371)
Net cash (used) provided by investing activities	(35,784)	23,125
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL Facility	—	112,000
Repayments of long-term debt and ABL Facility	(20,000)	(153,041)
Debt issuance costs	—	(1,495)
Proceeds from equity awards	207	81
Payments for common stock repurchased	(20,757)	(9,948)
Employee withholding taxes paid related to net share settlement of equity awards	(7,336)	(5,264)
Net cash used by financing activities	(47,886)	(57,667)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,546)	(1,348)
Net increase (decrease) in cash and cash equivalents	8,023	(2,433)
Cash and cash equivalents, beginning of period	149,162	107,961
Cash and cash equivalents, end of period	$157,185	$105,528
Supplemental Cash Flow Information:
Interest paid	$4,442	$7,648
Income taxes paid	$2,575	$19,264
Capital expenditures incurred but not paid	$6,883	$8,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Security and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and that are necessary to present fairly our consolidated financial position as of December 31, 2025, and September 30, 2025, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity, and consolidated cash flows for the three months ended December 31, 2025 and 2024.

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

Use of Estimates

In order to present our unaudited condensed consolidated interim financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our interim financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable assumptions available at the time of preparation, however, actual results could differ due to changes in facts and circumstances. Significant estimates and assumptions are involved in the accounting for sales allowances, deferred revenue, valuation of inventory, amortization and depreciation, intangible assets and goodwill, and other reserves. We believe these estimates and assumptions are reasonable based on management’s knowledge of current events and anticipated further actions, and changes in facts and circumstances may result in revised estimates and impact actual results. Revisions to estimates are recognized in the period in which the facts that give rise to the change become known.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40), which requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of goods sold and selling, general and administrative expenses. The update is intended to improve disclosures by providing amounts related to inventory purchases, employee compensation, depreciation, and amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, but we currently do not expect to early adopt this standard. We are currently evaluating the impact of this update to our consolidated financial statements and disclosures.

3. Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale in our stores or when products are shipped for e-commerce orders. Revenue is recognized net of estimated sales returns and sales taxes, when control of the merchandise is transferred to the customer. We estimate sales returns based on historical data.

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, were as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Beginning Balance	$10,027	$11,493
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	3,424	3,644
Revenue recognized from beginning liability	(2,415)	(2,487)
Ending Balance	$11,036	$12,650

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	December 31, 2025	September 30, 2025
Financial Assets:
Foreign exchange contracts
Designated cash flow hedges	Other current assets	Level 2	$22	$87
Non-designated cash flow hedges	Other current assets	Level 2	13	570
Interest rate swap	Other assets	Level 2	—	59
Total assets			$35	$716
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$482	$57
Non-designated cash flow hedges	Accrued liabilities	Level 2	250	225
Interest rate swap	Other Liabilities	Level 2	52	—
Total liabilities			$784	$282

The fair value of each asset and liability was determined using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts, if any, of cash equivalents, trade and other accounts receivable, accounts payable, and borrowings under our $500 million asset-based senior secured loan facility (the “ABL Facility”) approximate their respective fair values due to the short-term nature of these financial instruments. The carrying amounts and corresponding estimated fair values of our long-term debt, excluding debt issuance costs and original issue discounts, are as follows:

	Fair Value	December 31, 2025		September 30, 2025
(in thousands)	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2032	Level 2	$600,000	$625,500	$600,000	$622,500
Term loan B due 2030	Level 2	255,000	256,275	275,000	276,375
Total long-term debt		$855,000	$881,775	$875,000	$898,875

The fair value of our senior notes was determined using unadjusted quoted market prices. The fair value of our Term Loan B agreement was determined using unadjusted quoted market prices for similar debt securities in active markets.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (the “Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In May 2025, our Board approved a term extension of our share repurchase program to September 30, 2029. Under this extension the Company is authorized to purchase its common stock up to the amount remaining under the Board’s 2017 authorization. As of December 31, 2025, we had approximately $446.6 million of additional share repurchase authorizations remaining under our share repurchase program. For the three months ended December 31, 2025 and 2024, we repurchased 1.4 million shares and 0.8 million shares of our common stock at a total cost of $20.7 million and $10.0 million, respectively, excluding the impact of excise taxes.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2025	$(104,329)	$84	$(603)	$(104,848)
Other comprehensive income (loss) before reclassification, net of tax	4,387	(23)	(387)	3,977
Reclassification to net earnings, net of tax	—	(116)	271	155
Balance at December 31, 2025	$(99,942)	$(55)	$(719)	$(100,716)

The tax impacts for the changes in other comprehensive income (loss) and the reclassifications to net earnings were not material.

6. Weighted-Average Shares

The following table presents a reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2025	2024
Weighted-average basic shares	97,804	102,021
Dilutive securities:
Stock option and stock award programs	2,961	2,953
Weighted-average diluted shares	100,765	104,974

Anti-dilutive options excluded from our computation of diluted shares	1,272	1,522

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

8. Goodwill and Intangible Assets

For the three months ended December 31, 2025, we considered potential triggering events and determined that there were none during the period. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

Goodwill allocated to our Sally and BSG reporting units, which are also defined as our Sally and BSG segments, was $91.7 million and $449.8 million, respectively, as of December 31, 2025. For the three months ended December 31, 2025, changes in goodwill reflect the effects of foreign currency exchange rates of $0.9 million.

The following table presents our amortization expense for the period (in thousands):

	Three Months Ended December 31,
	2025	2024
Intangible assets amortization expense	$652	$858

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2025	September 30, 2025
Compensation and benefits	$55,519	$85,058
Deferred revenue	15,619	14,195
Interest payable	13,917	3,819
Rental obligations	11,405	10,286
Insurance reserves	7,525	7,331
Accrued freight	7,496	8,761
Operating accruals and other	47,095	55,191
Total accrued liabilities	$158,576	$184,641

10. Short-term and Long-term Debt

At December 31, 2025, there were no outstanding borrowings under our ABL Facility, and we had $482.4 million available for borrowing, including under our Canadian sub-facility, subject to a borrowing base limitation, as reduced by outstanding letters of credit.

During the three months ended December 31, 2025, we voluntarily repaid $19.0 million of outstanding Term Loan B principal in addition to our mandatory quarterly payment. In connection with the voluntary repayment, we recognized a $0.2 million loss on debt extinguishment within interest expense related to unamortized debt issuance costs for the three months ended December 31, 2025.

11. Derivative Instruments and Hedging Activities

During the three months ended December 31, 2025, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At December 31, 2025, we held forwards, which expire ratably through September 30, 2026, with a notional amount, based upon exchange rates at December 31, 2025, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$13,507
Canadian Dollar	6,799
Euro	2,487
Total	$22,793

The changes in fair value related to these foreign currency forwards are recorded quarterly into AOCL. As the forwards are exercised, the realized gains or losses are recognized into cost of goods sold (“COGS”), based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended December 31, 2025 and 2024, we recognized losses of $0.3 million and $0.2 million, respectively. Based on December 31, 2025, valuations and exchange rates, we expect to reclassify losses of approximately $0.6 million out of AOCL and into COGS over the next 12 months.

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

Each month, we recognize either income or expense, based on the position of the interest rates, into interest expense on our condensed consolidated statements of earnings related to the Interest Rate Swap. For the three months ended December 31, 2025, we recognized income of $0.2 million and $0.5 million, respectively. At December 31, 2025, we expect to reclassify a net loss of approximately $0.1 million out of AOCL and into interest expense over the next 12 months.

Non-Designated Derivative Instruments

We also use foreign exchange forward contracts to mitigate our exposure to exchange rate fluctuations related to certain intercompany balances that are not considered permanently invested. At December 31, 2025, we held forward contracts, which mature at various dates during the first month of each of the next two fiscal quarters, with a notional amount, based upon exchange rates at December 31, 2025, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$48,916
Euro	18,021
Canadian Dollar	11,465
Mexican Peso	3,423
Total	$81,825

Changes in the fair value of the forward contracts, as well as realized gains or losses upon settlement, are recorded in selling, general and administrative expenses. For the three months ended December 31, 2025 and 2024, the effects of these foreign exchange contracts on our condensed consolidated financial statements were a net loss of $0.3 million and a net gain of $1.6 million, respectively.

12. Segment Reporting

Our business is organized into two reportable segments: (i) Sally, a domestic and international chain of retail stores and digital platforms that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, including Puerto Rico, and parts of Europe and South America and, (ii) BSG, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, its own sales force, and digital platforms in partially exclusive geographical territories in the U.S., including Puerto Rico, and Canada.

Our Chief Operating Decision Maker ("CODM"), whom we have determined to be our Chief Executive Officer, regularly evaluates the performance of our reportable segments by comparing current segment operating earnings to comparable prior periods and forecasted amounts. Included within segment operating earnings, the significant expense categories below are regularly provided to the CODM.

Segment Operating Performance

The following tables summarize our results:

`	Three Months Ended December 31, 2025
(in thousands)	Sally	BSG	Total
Net sales (a)	$531,601	$411,567	$943,168
Less: (b)
Cost of goods sold	213,659	246,250	459,909
Selling, general, and administrative expenses	240,045	111,410	351,455
Segment operating earnings	77,897	53,907	131,804

Unallocated expenses (c)			55,869
Interest expense			14,620
Earnings before provision for income taxes			$61,315

`	Three Months Ended December 31, 2024
(in thousands)	Sally	BSG	Total
Net sales (a)	$525,446	$412,449	$937,895
Less: (b)
Cost of goods sold	212,191	248,864	461,055
Selling, general, and administrative expenses	233,381	113,116	346,497
Segment operating earnings	79,874	50,469	130,343

Unallocated expenses (c)			30,023
Interest expense			17,442
Earnings before provision for income taxes			$82,878

(a)
There were no intersegment sales between our segments, nor did any single customer account for 10% or more of revenue.
(b)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. For the three months ended December 31, 2024, unallocated expenses included a $26.6 million gain related to the sale of our corporate headquarters. See Note 7, Property and Equipment, Net, for more information.

Other Segment Disclosures

	Three Months Ended December 31,
(in thousands)	2025	2024
Depreciation and amortization:
Sally	$13,432	$14,658
BSG	8,673	8,487
Unallocated	1,527	2,420
Total	$23,632	$25,565

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended December 31,
Sally	2025	2024
Hair color	43.0%	40.5%
Hair care	22.2%	23.8%
Styling tools and supplies	17.3%	17.3%
Nail	9.9%	10.1%
Skin and cosmetics	7.4%	7.7%
Other beauty items	0.2%	0.6%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2025	2024
Hair care	42.7%	42.8%
Hair color	41.6%	40.1%
Styling tools and supplies	10.1%	10.7%
Skin and cosmetics	3.4%	3.8%
Nail	2.0%	2.4%
Other beauty items	0.2%	0.2%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
Sally	2025	2024
Company-operated stores	90.5%	92.1%
E-commerce	9.5%	7.9%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2025	2024
Company-operated stores	69.2%	69.4%
E-commerce	14.6%	14.0%
Salon business consultants	8.6%	9.6%
Franchise stores	7.6%	7.0%
Total	100.0%	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty for the periods covered by this Quarterly Report. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements.

Financial Summary for the Three Months Ended December 31, 2025

•
Consolidated net sales for the three months ended December 31, 2025, increased $5.3 million, or 0.6%, to $943.2 million, compared to the three months ended December 31, 2024. Consolidated net sales included a positive impact from changes in foreign currency exchange rates of $8.5 million;
•
Consolidated comparable sales were flat for the three months ended December 31, 2025;
•
Consolidated gross profit for the three months ended December 31, 2025, increased $6.4 million, or 1.3%, to $483.3 million, compared to the three months ended December 31, 2024. Consolidated gross margin increased 40 bps to 51.2% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024;
•
Consolidated operating earnings for the three months ended December 31, 2025, decreased $24.4 million, or 24.3%, to $75.9 million, compared to the three months ended December 31, 2024. Operating margin decreased 260 bps to 8.1% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024;
•
For the three months ended December 31, 2025, our consolidated net earnings decreased $15.5 million, or 25.3%, to $45.6 million, compared to the three months ended December 31, 2024;
•
For the three months ended December 31, 2025, our diluted earnings per share was $0.45 compared to $0.58 for the three months ended December 31, 2024; and
•
Cash provided by operations was $93.2 million for the three months ended December 31, 2025, compared to $33.5 million for the three months ended December 31, 2024.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2025	2024	Increase (Decrease)
Net sales:
Sally	$531,601	$525,446	$6,155	1.2%
BSG	411,567	412,449	(882)	(0.2)%
Consolidated	$943,168	$937,895	$5,273	0.6%

Gross profit:
Sally	$317,942	$313,255	$4,687	1.5%
BSG	165,317	163,585	1,732	1.1%
Consolidated	$483,259	$476,840	$6,419	1.3%

Segment gross margin:
Sally	59.8%	59.6%	20	bps
BSG	40.2%	39.7%	50	bps
Consolidated	51.2%	50.8%	40	bps

Net earnings:
Segment operating earnings:
Sally	$77,897	$79,874	$(1,977)	(2.5)%
BSG	53,907	50,469	3,438	6.8%
Segment operating earnings	131,804	130,343	1,461	1.1%
Unallocated expenses (a)	55,869	30,023	25,846	86.1%
Consolidated operating earnings	75,935	100,320	(24,385)	(24.3)%
Interest expense	14,620	17,442	(2,822)	(16.2)%
Earnings before provision for income taxes	61,315	82,878	(21,563)	(26.0)%
Provision for income taxes	15,758	21,865	(6,107)	(27.9)%
Net earnings	$45,557	$61,013	$(15,456)	(25.3)%
	.
Comparable sales growth (decline):
Sally	0.1%	1.7%	(160)	bps
BSG	(0.2)%	1.4%	(160)	bps
Consolidated	—	1.6%	(160)	bps

Number of stores at end-of-period (including franchises):
Sally	3,090	3,123	(33)	(1.1)%
BSG	1,325	1,330	(5)	(0.4)%
Consolidated	4,415	4,453	(38)	(0.9)%

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

Results of Operations

The Three Months Ended December 31, 2025, compared to the Three Months Ended December 31, 2024

Net Sales

Sally. The increase in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$579
Sales outside comparable sales (a)	(2,795)
Foreign currency exchange	8,371
Total	$6,155
(a)
Includes closed stores, net of stores opened for less than 14 months.

Sally's net sales increase was primarily driven by positive impacts from foreign exchange rates and a slight increase in comparable sales, partially offset by net stores closed during the past twelve months. The slight increase in comparable sales was primarily driven by strong growth in hair color and digital marketplaces, partially offset by external factors that impacted consumer spending, including the U.S. government shutdown, exiting substantially all of our full service operations across Europe, and softness in our hair care category. Sally’s comparable sales reflect an increase in average unit retail, partially offset by a decrease in transactions.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(752)
Sales outside comparable sales (a)	(272)
Foreign currency exchange	142
Total	$(882)
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG's net sales decrease was primarily from a decrease in comparable sales. The decrease in comparable sales was driven by external factors that impacted stylist purchasing behavior, including the U.S. government shutdown, partially offset by strong performance in our color category. BSG's comparable sales decrease was primarily a result of fewer average number of units per transaction and a decrease in transactions, partially offset by an increase in average unit retail.

Gross Profit

Sally. Sally’s gross profit increased for the three months ended December 31, 2025, as a result of an increase in net sales and a higher gross margin on units sold. Sally’s gross margin improvement was driven primarily by higher product margins, resulting from benefits from our Fuel for Growth initiative.

BSG. BSG’s gross profit increased for the three months ended December 31, 2025, as a result of a higher gross margin on units sold, partially offset by a decrease in net sales. BSG’s gross margin improvement was driven by higher product margins, resulting from benefits from our Fuel for Growth initiative.

Selling, General and Administrative Expenses

Sally. Sally’s selling, general and administrative expenses increased $6.7 million, or 2.9%, for the three months ended December 31, 2025, and included an unfavorable impact from foreign exchange rates of $3.5 million. As a percentage of Sally net sales, selling, general and administrative expenses for the three months ended December 31, 2025, were 45.2%, compared to 44.4% for the three months ended December 31, 2024. The increase as a percentage of sales was primarily due to increased labor and other compensation-related expenses, higher delivery and commission costs from digital marketplaces, and higher rent and advertising expenses, partially offset by Fuel for Growth benefits.

BSG. BSG’s selling, general and administrative expenses decreased $1.7 million, or 1.5%, for the three months ended December 31, 2025. As a percentage of BSG net sales, selling, general and administrative expenses for the three months ended December 31, 2025, were 27.1% compared to 27.4% for the three months ended December 31, 2024. The decrease as a percentage of sales was primarily due to lower labor and other compensation-related expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $25.8 million, or 86.1%, for the three months ended December 31, 2025, primarily due to a $26.6 million gain on the sale of our corporate headquarters in the prior year.

Interest Expense

The decrease in interest expense was primarily a result of a lower average outstanding principal balance on our Term Loan B. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

Provision for Income Taxes

The effective tax rates were 25.7% and 26.4% for the three months ended December 31, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to the tax impact of share-based compensation which was beneficial in the current quarter, but detrimental in the prior year quarter, and a foreign loss in the prior year quarter for which a tax benefit was not recognized, offset by higher federal tax credits in the prior year quarter.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program (see below for more details) we will from time to time repurchase shares of our common stock on the open market to return value to our shareholders. At December 31, 2025, we had $639.6 million of available liquidity, which includes $482.4 million available for borrowing under our ABL facility and cash and cash equivalents of $157.2 million.

Our working capital (current assets less current liabilities) increased $18.0 million, to $743.5 million at December 31, 2025, compared to $725.5 million at September 30, 2025. The increase was primarily driven by the timing of accrued compensation expenses within accrued expenses, timing of accounts payable, an increase in cash and cash equivalents, partially offset by the timing of income taxes payable, lower inventory, and the collection of landlord receivables related to our new corporate headquarters within accounts receivable, other.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Three Months Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$93,239	$33,457
Net cash (used) provided by investing activities	(35,784)	23,125
Net cash used by financing activities	(47,886)	(57,667)

Net Cash Provided by Operating Activities

The increase in cash provided by operating activities was primarily driven by the timing of accounts payable, lower income taxes paid, and the receipt of landlord receivables related to our new corporate headquarters.

Net Cash (Used) Provided by Investing Activities

The change in our investing activities was a result of lapping the cash received of $44.0 million from the sale of our corporate headquarters in the prior year and higher capital expenditures in the current year, which includes the build out of our new corporate headquarters.

Net Cash Used by Financing Activities

The decrease in cash used by financing activities was primarily driven by lower debt repayments in the current year, partially offset by higher share repurchases under our share repurchase program.

Debt and Guarantor Financial Information

At December 31, 2025, we had $855.0 million in outstanding debt principal, excluding unamortized debt issuance costs and debt discounts, in the aggregate, of $8.5 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, and $255.0 million remaining on our Term Loan B. There were no outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the three months ended December 31, 2025, there were no borrowings under the ABL facility.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of December 31, 2025, and September 30, 2025:

(in thousands)	December 31, 2025	September 30, 2025
Cash and cash equivalents	$88,091	$85,360
Inventory	$718,863	$721,975
Current assets	$914,069	$927,667
Total assets	$2,159,366	$2,177,968
Intercompany payable	$17,495	$15,117
Current liabilities	$452,242	$474,079
Total liabilities	$1,845,058	$1,883,754

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the three months ended December 31, 2025 (in thousands):

Net sales	$755,683
Gross profit	$394,766
Earnings before provision for income taxes	$51,588
Net Earnings	$38,294

Share Repurchase Programs

Under our current share repurchase program, we may from time to time repurchase our common stock on the open market. During the three months ended December 31, 2025 and 2024, we repurchased 1.4 million shares and 0.8 million shares of our common stock for $20.7 million and $10.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2025.

Off-Balance Sheet Financing Arrangements

At December 31, 2025, and September 30, 2025, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2025.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2025. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2025, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the quarter ended December 31, 2025, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Oct 1 - Oct 31, 2025	306,443	$15.35	306,443	$462,608,222
Nov 1 - Nov 30, 2025	394,097	14.77	394,097	456,786,017
Dec 1 - Dec 31, 2025	658,732	15.42	658,732	446,628,419
Total this quarter	1,359,272	$15.22	1,359,272	$446,628,419

(1)
The table above does not include 517,190 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(3)
In May 2025, our Board approved a term extension through September 30, 2029, of our share repurchase program to repurchase up to $1.0 billion of our common stock, which was originally approved in August 2017.

Item 5. Other Information

Adoption or Termination of Rule 10b5-1 Trading Plans

On December 10, 2025, President of Sally, John Goss, adopted a trading arrangement for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 trading plan”). Mr. Goss’ Rule 10b5-1 trading plan will be effective on March 13, 2026, and terminates at the close of trading on November 15, 2026, or sooner upon certain events. Mr. Goss’ Rule 10b5-1 trading plan provides for the sale of up to 50,000 shares of the Company’s common stock pursuant to the terms of such plan.

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

22*	List of Subsidiary Guarantors

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier

32.1*	Section 1350 Certification of Denise Paulonis

32.2*	Section 1350 Certification of Marlo M. Cormier

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 9, 2026

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer