Form 10-Q
period 2026-03-31
Sally Beauty Holdings, Inc.
filed 2026-05-11
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2026

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

Number of shares of common stock outstanding as of May 6, 2026: 95,408,486

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and other filings with the U.S. Securities and Exchange Commission ("SEC") which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,401	$149,162
Trade accounts receivable, net	26,231	31,828
Accounts receivable, other	75,401	84,734
Inventory	986,787	987,575
Other current assets	46,940	48,154
Total current assets	1,292,760	1,301,453
Property and equipment, net of accumulated depreciation of $963,117 at March 31, 2026, and $937,596 at September 30, 2025	285,335	284,284
Operating lease assets	635,406	646,698
Goodwill	539,061	540,674
Intangible assets, excluding goodwill, net of accumulated amortization of $9,052 at March 31, 2026, and $14,686 at September 30, 2025	51,375	53,018
Other assets	49,353	44,969
Total assets	$2,853,290	$2,871,096
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,000	$4,000
Accounts payable	222,635	224,507
Accrued liabilities	169,800	184,641
Current operating lease liabilities	157,050	158,566
Income taxes payable	—	4,260
Total current liabilities	553,485	575,974
Long-term debt	823,051	861,974
Long-term operating lease liabilities	531,987	538,426
Other liabilities	21,080	21,026
Deferred income tax liabilities, net	85,815	79,489
Total liabilities	2,015,418	2,076,889
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 95,898 and 97,875 shares issued and shares outstanding at March 31, 2026, and September 30, 2025, respectively	959	979
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	946,455	898,076
Accumulated other comprehensive loss, net of tax	(109,542)	(104,848)
Total stockholders’ equity	837,872	794,207
Total liabilities and stockholders’ equity	$2,853,290	$2,871,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$903,382	$883,146	$1,846,550	$1,821,041
Cost of goods sold	427,610	424,329	887,519	885,384
Gross profit	475,772	458,817	959,031	935,657
Selling, general and administrative expenses	403,841	389,444	811,165	765,964
Operating earnings	71,931	69,373	147,866	169,693
Interest expense	14,165	16,289	28,785	33,731
Earnings before provision for income taxes	57,766	53,084	119,081	135,962
Provision for income taxes	15,071	13,874	30,829	35,739
Net earnings	$42,695	$39,210	$88,252	$100,223
Earnings per share:
Basic	$0.44	$0.39	$0.91	$0.98
Diluted	$0.43	$0.38	$0.88	$0.96
Weighted-average shares:
Basic	96,727	101,614	97,271	101,820
Diluted	99,721	104,435	100,265	104,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net earnings	$42,695	$39,210	$88,252	$100,223
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,079)	10,791	(4,692)	(15,824)
Interest rate swap, net of tax	90	(407)	(49)	744
Foreign exchange contracts, net of tax	163	(581)	47	902
Other comprehensive income (loss), net of tax	(8,826)	9,803	(4,694)	(14,178)
Total comprehensive income	$33,869	$49,013	$83,558	$86,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2025	97,875	$979	$—	$898,076	$(104,848)	$794,207
Net earnings	—	—	—	45,557	—	45,557
Other comprehensive income	—	—	—	—	4,132	4,132
Share-based compensation	—	—	7,555	—	—	7,555
Stock issued for equity awards	1,493	15	192	—	—	207
Employee withholding taxes paid related to net share settlement	(517)	(5)	(7,331)	—	—	(7,336)
Repurchases and cancellations of common stock	(1,359)	(14)	(416)	(20,327)	—	(20,757)
Balance at December 31, 2025	97,492	$975	$—	$923,306	$(100,716)	$823,565
Net earnings	—	—	—	42,695	—	42,695
Other comprehensive loss	—	—	—	—	(8,826)	(8,826)
Share-based compensation	—	—	5,969	—	—	5,969
Stock issued for equity awards	68	1	70	—	—	71
Employee withholding taxes paid related to net share settlement	(1)	—	(9)	—	—	(9)
Repurchases and cancellations of common stock	(1,661)	(17)	(6,030)	(19,546)	—	(25,593)
Balance at March 31, 2026	95,898	$959	$—	$946,455	$(109,542)	$837,872

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535
Net earnings	—	—	—	61,013	—	61,013
Other comprehensive loss	—	—	—	—	(23,981)	(23,981)
Share-based compensation	—	—	6,053	—	—	6,053
Stock issued for equity awards	1,162	12	69	—	—	81
Employee withholding taxes paid related to net share settlement	(392)	(4)	(5,260)	—	—	(5,264)
Repurchases and cancellations of common stock	(753)	(8)	(862)	(9,078)	—	(9,948)
Balance at December 31, 2024	101,871	$1,019	$—	$792,620	$(137,150)	$656,489
Net earnings	—	—	—	39,210	—	39,210
Other comprehensive income	—	—	—	—	9,803	9,803
Share-based compensation	—	—	4,238	—	—	4,238
Stock issued for equity awards	112	1	321	—	—	322
Employee withholding taxes paid related to net share settlement	(1)	—	(7)	—	—	(7)
Repurchases and cancellations of common stock	(1,088)	(11)	(4,552)	(5,676)	—	(10,239)
Balance at March 31, 2025	100,894	$1,009	$—	$826,154	$(127,347)	$699,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net earnings	$88,252	$100,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,912	50,924
Share-based compensation expense	13,524	10,291
Amortization of deferred financing costs	965	1,092
Loss on early extinguishment of debt	296	759
Impairment of long-lived assets	—	1,779
Loss (gain) on disposal of equipment and other property	11	(26,641)
Deferred income taxes	6,208	(4,581)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,517	5,779
Accounts receivable, other	8,910	(9,751)
Inventory	(1,750)	20,759
Other current assets	1,148	6,138
Other assets	(4,548)	666
Operating leases, net	3,411	(509)
Accounts payable and accrued liabilities	7	(57,761)
Income taxes payable	(4,400)	(13,583)
Other liabilities	56	(1,063)
Net cash provided by operating activities	166,519	84,521
Cash Flows from Investing Activities:
Payments for property and equipment	(64,946)	(38,971)
Proceeds from sale of property and equipment, net	—	43,574
Acquisitions, net of cash acquired	—	(371)
Net cash (used) provided by investing activities	(64,946)	4,232
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL Facility	—	351,000
Repayments of long-term debt and ABL Facility	(40,000)	(428,079)
Debt issuance costs	—	(1,525)
Proceeds from equity awards	278	403
Payments for common stock repurchased	(46,349)	(20,187)
Employee withholding taxes paid related to net share settlement of equity awards	(7,345)	(5,271)
Net cash used by financing activities	(93,416)	(103,659)
Effect of foreign exchange rate changes on cash and cash equivalents	82	(881)
Net increase (decrease) in cash and cash equivalents	8,239	(15,787)
Cash and cash equivalents, beginning of period	149,162	107,961
Cash and cash equivalents, end of period	$157,401	$92,174
Supplemental Cash Flow Information:
Interest paid	$28,529	$33,344
Income taxes paid	$33,752	$55,815
Capital expenditures incurred but not paid	$8,129	$6,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and that are necessary to present fairly our consolidated financial position as of March 31, 2026, and September 30, 2025, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity for the three and six months ended March 31, 2026 and 2025, and consolidated cash flows for the six months ended March 31, 2026 and 2025.

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

2. Recent Accounting Pronouncements

In December 2023, the FASB issued accounting standards update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand disclosures in an entity’s income tax rate reconciliation table and the disaggregation of taxes paid in U.S. and foreign jurisdictions. The amendments in this update are effective for annual periods beginning after December 15, 2024. The new standard is not expected to have a material impact on our consolidated financial statements; however, we expect to provide additional detail and disclosures upon adoption.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, were as follows (in thousands):

	Six Months Ended March 31,
	2026	2025
Beginning Balance	$10,027	$11,493
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	5,071	4,545
Revenue recognized from beginning liability	(5,594)	(4,618)
Ending Balance	$9,504	$11,420

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	March 31, 2026	September 30, 2025
Financial Assets:
Foreign exchange contracts
Designated cash flow hedges	Other current assets	Level 2	$64	$87
Non-designated cash flow hedges	Other current assets	Level 2	735	570
Interest rate swap	Other assets	Level 2	—	59
Total assets			$799	$716
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$351	$57
Non-designated cash flow hedges	Accrued liabilities	Level 2	379	225
Interest rate swap	Other Liabilities	Level 2	6	—
Total liabilities			$736	$282

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

	Fair Value	March 31, 2026		September 30, 2025
(in thousands)	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2032	Level 2	$600,000	$612,000	$600,000	$622,500
Term loan B due 2030	Level 2	235,000	234,413	275,000	276,375
Total long-term debt		$835,000	$846,413	$875,000	$898,875

The fair value of our senior notes was determined using unadjusted quoted market prices. The fair value of our Term Loan B agreement was determined using unadjusted quoted market prices for similar debt securities in active markets.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (the “Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In May 2025, our Board approved a term extension of our share repurchase program to September 30, 2029. Under this extension the Company is authorized to purchase its common stock up to the amount remaining under the Board’s 2017 authorization. As of March 31, 2026, we had approximately $421.3 million of additional share repurchase authorizations remaining under our share repurchase program. For the three and six months ended March 31, 2026, we repurchased 1.7 million shares and 3.0 million shares of our common stock at a total cost of $25.4 million and $46.0 million, respectively, excluding the impact of excise taxes. For the three and six months ended March 31, 2025, we repurchased 1.1 million shares and 1.8 million shares of our common stock at a total cost of $10.0 million and $20.0 million, respectively, excluding the impact of excise taxes.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2025	$(104,329)	$84	$(603)	$(104,848)
Other comprehensive income (loss) before reclassification, net of tax	(4,692)	55	(371)	(5,008)
Reclassification to net earnings, net of tax	—	(104)	418	314
Balance at March 31, 2026	$(109,021)	$35	$(556)	$(109,542)

The tax impacts for the changes in other comprehensive income (loss) and the reclassifications to net earnings were not material.

6. Weighted-Average Shares

The following table presents a reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Weighted-average basic shares	96,727	101,614	97,271	101,820
Dilutive securities:
Stock option and stock award programs	2,994	2,821	2,994	2,862
Weighted-average diluted shares	99,721	104,435	100,265	104,682

Anti-dilutive options excluded from our computation of diluted shares	1,251	1,528	1,251	1,528

7. Property and Equipment, Net

In October 2024, we sold our corporate headquarters located in Denton, Texas to Denton County, Texas for $45.5 million, excluding $1.5 million in closing costs. As a result of the sale, we recognized a gain of approximately $26.6 million within selling, general and administrative expenses in our condensed consolidated statements of earnings for the six months ended March 31, 2025.

8. Goodwill and Intangible Assets

As of January 31, 2026, we completed our annual assessments for impairment of goodwill and indefinite-lived intangible assets. For our goodwill testing, we performed a qualitative analysis and determined that there was no indication of impairment. For our indefinite-lived intangible asset assessment, we performed a quantitative analysis and determined that there was no impairment. No impairment losses were recognized in the current or prior periods presented in connection with our goodwill. In the prior year, we recognized a $1.8 million impairment loss in selling, general, and administrative expenses related to a trade name within the Sally reporting segment.

Goodwill allocated to our Sally and BSG reporting units, which are also defined as our Sally and BSG segments, was $89.8 million and $449.2 million, respectively, as of March 31, 2026. For the six months ended March 31, 2026, changes in goodwill reflect the effects of foreign currency exchange rates of $1.6 million.

The following table presents our amortization expense for the period (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Intangible assets amortization expense	$653	$841	$1,305	$1,699

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	September 30, 2025
Compensation and benefits	$73,927	$85,058
Deferred revenue	14,443	14,195
Rental obligations	11,700	10,286
Accrued freight	7,733	8,761
Insurance reserves	7,153	7,331
Interest payable	3,780	3,819
Operating accruals and other	51,064	55,191
Total accrued liabilities	$169,800	$184,641

10. Short-term and Long-term Debt

At March 31, 2026, there were no outstanding borrowings under our ABL Facility, and we had $482.3 million available for borrowing, including under our Canadian sub-facility, subject to a borrowing base limitation, as reduced by outstanding letters of credit.

During the three and six months ended March 31, 2026, we voluntarily repaid $19.0 million and $38.0 million, respectively, of outstanding Term Loan B principal in addition to our mandatory quarterly payment. In connection with the voluntary repayments, we recognized a $0.1 million loss and a $0.3 million loss on debt extinguishment within interest expense related to unamortized debt issuance costs for the three and six months ended March 31, 2026, respectively.

11. Derivative Instruments and Hedging Activities

During the six months ended March 31, 2026, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2026, we held forwards, which expire ratably through September 30, 2026, with a notional amount, based upon exchange rates at March 31, 2026, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$9,548
Canadian Dollar	4,469
Total	$14,017

The changes in fair value related to these foreign currency forwards are recorded quarterly into AOCL. As the forwards are exercised, the realized gains or losses are recognized into cost of goods sold (“COGS”), based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended March 31, 2026 and 2025, we recognized a net loss of $0.2 million and a net gain of $0.3 million, respectively. For the six months ended March 31, 2026 and 2025, we recognized a net loss of $0.5 million and a net gain of $0.1 million, respectively. Based on March 31, 2026, valuations and exchange rates, we expect to reclassify a net gain of approximately $0.4 million out of AOCL and into COGS over the next 12 months.

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

Each month, we recognize either income or expense, based on the position of the interest rates, into interest expense on our condensed consolidated statements of earnings related to the Interest Rate Swap. For the three months ended March 31, 2026 and 2025, we recognized expense of $0.1 million and income of $0.4 million, respectively. For the six months ended March 31, 2026 and 2025, we recognized income of $0.1 million and $0.9 million, respectively. At March 31, 2026, we expect to reclassify a net loss of approximately $0.1 million out of AOCL and into interest expense over the next 12 months.

Non-Designated Derivative Instruments

We also use foreign exchange forward contracts to mitigate our exposure to exchange rate fluctuations related to certain intercompany balances that are not considered permanently invested. At March 31, 2026, we held forward contracts, which mature at various dates during the first month of each of the next two fiscal quarters, with a notional amount, based upon exchange rates at March 31, 2026, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$48,308
Euro	18,024
Canadian Dollar	11,643
Mexican Peso	1,715
Total	$79,690

Changes in the fair value of the forward contracts, as well as realized gains or losses upon settlement, are recorded in selling, general and administrative expenses. For the three months ended March 31, 2026 and 2025, the effects of these foreign exchange contracts on our condensed consolidated financial statements were a net gain of $0.4 million and a loss of $0.7 million, respectively. For the six months ended March 31, 2026 and 2025, the effects of these foreign exchange contracts on our condensed consolidated financial statements were net gains of $0.1 million and $1.0 million, respectively.

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

Segment Operating Performance

The following tables summarize our results for the three and six months ended March 31, 2026 and 2025 (in thousands):

`	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Sally	BSG	Total	Sally	BSG	Total
Net sales (a)	$521,236	$382,146	$903,382	$500,575	$382,571	$883,146
Less: (b)
Cost of goods sold	201,904	225,706	427,610	194,178	230,151	424,329
Selling, general, and administrative expenses	241,183	109,072	350,255	229,092	108,486	337,578
Segment operating earnings	78,149	47,368	125,517	77,305	43,934	121,239

Unallocated expenses (c)			53,586			51,866
Interest expense			14,165			16,289
Earnings before provision for income taxes			$57,766			$53,084

`	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Sally	BSG	Total	Sally	BSG	Total
Net sales (a)	$1,052,837	$793,713	$1,846,550	$1,026,021	$795,020	$1,821,041
Less: (b)
Cost of goods sold	415,563	471,956	887,519	406,368	479,016	885,384
Selling, general, and administrative expenses	481,228	220,482	701,710	462,474	221,601	684,075
Segment operating earnings	156,046	101,275	257,321	157,179	94,403	251,582

Unallocated expenses (c)			109,455			81,889
Interest expense			28,785			33,731
Earnings before provision for income taxes			$119,081			$135,962

(a)
There were no intersegment sales between our segments, nor did any single customer account for 10% or more of revenue.
(b)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c)
Unallocated expenses consist of corporate and shared costs, including certain costs associated with our Fuel for Growth initiative, and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. For the six months ended March 31, 2025, unallocated expenses included a $26.6 million gain related to the sale of our corporate headquarters. See Note 7, Property and Equipment, Net, for more information.

Other Segment Disclosures

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization:
Sally	$14,306	$14,074	$27,738	$28,732
BSG	9,006	9,765	17,680	18,252
Unallocated	1,968	1,520	3,494	3,940
Total	$25,280	$25,359	$48,912	$50,924

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended March 31,		Six Months Ended March 31,
Sally	2026	2025	2026	2025
Hair color	45.1%	42.3%	44.0%	41.3%
Hair care	21.5%	23.6%	21.8%	23.7%
Styling tools and supplies	16.1%	16.2%	16.7%	16.8%
Nail	9.9%	10.0%	9.9%	10.0%
Skin and cosmetics	7.1%	7.4%	7.3%	7.6%
Other beauty items	0.3%	0.5%	0.3%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2026	2025	2026	2025
Hair color	43.8%	42.8%	42.7%	41.4%
Hair care	40.8%	40.9%	41.8%	41.9%
Styling tools and supplies	10.1%	10.5%	10.1%	10.6%
Skin and cosmetics	2.9%	3.4%	3.2%	3.6%
Nail	2.1%	2.2%	2.0%	2.3%
Other beauty items	0.3%	0.2%	0.2%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
Sally	2026	2025	2026	2025
Company-operated stores	90.3%	91.8%	90.4%	92.0%
E-commerce	9.7%	8.2%	9.6%	8.0%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2026	2025	2026	2025
Company-operated stores	69.3%	69.3%	69.3%	69.4%
E-commerce	14.9%	13.9%	14.8%	14.0%
Salon business consultants	8.4%	9.3%	8.5%	9.5%
Franchise stores	7.4%	7.5%	7.4%	7.1%
Total	100.0%	100.0%	100.0%	100.0%

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

Financial Summary for the Three Months Ended March 31, 2026

•
Consolidated net sales for the three months ended March 31, 2026, increased $20.2 million, or 2.3%, to $903.4 million, compared to the three months ended March 31, 2025. Consolidated net sales included a positive impact from changes in foreign currency exchange rates of $12.8 million;
•
Consolidated comparable sales were 1.3% for the three months ended March 31, 2026;
•
Consolidated gross profit for the three months ended March 31, 2026, increased $17.0 million, or 3.7%, to $475.8 million, compared to the three months ended March 31, 2025. Consolidated gross margin increased 70 bps to 52.7% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025;
•
Consolidated operating earnings for the three months ended March 31, 2026, increased $2.6 million, or 3.7%, to $71.9 million, compared to the three months ended March 31, 2025. Operating margin increased 10 bps to 8.0% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025;
•
For the three months ended March 31, 2026, our consolidated net earnings increased $3.5 million, or 8.9%, to $42.7 million, compared to the three months ended March 31, 2025;
•
For the three months ended March 31, 2026, our diluted earnings per share was $0.43 compared to $0.38 for the three months ended March 31, 2025; and
•
Cash provided by operations was $73.3 million for the three months ended March 31, 2026, compared to $51.1 million for the three months ended March 31, 2025.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Net sales:
Sally	$521,236	$500,575	$20,661	4.1%	$1,052,837	$1,026,021	$26,816	2.6%
BSG	382,146	382,571	(425)	(0.1)%	793,713	795,020	(1,307)	(0.2)%
Consolidated	$903,382	$883,146	$20,236	2.3%	$1,846,550	$1,821,041	$25,509	1.4%

Gross profit:
Sally	$319,332	$306,397	$12,935	4.2%	$637,274	$619,653	$17,621	2.8%
BSG	156,440	152,420	4,020	2.6%	321,757	316,004	5,753	1.8%
Consolidated	$475,772	$458,817	$16,955	3.7%	$959,031	$935,657	$23,374	2.5%

Segment gross margin:
Sally	61.3%	61.2%	10	bps	60.5%	60.4%	10	bps
BSG	40.9%	39.8%	110	bps	40.5%	39.7%	80	bps
Consolidated	52.7%	52.0%	70	bps	51.9%	51.4%	50	bps

Net earnings:
Segment operating earnings:
Sally	$78,149	$77,305	$844	1.1%	$156,046	$157,179	$(1,133)	(0.7)%
BSG	47,368	43,934	3,434	7.8%	101,275	94,403	6,872	7.3%
Segment operating earnings	125,517	121,239	4,278	3.5%	257,321	251,582	5,739	2.3%
Unallocated expenses (a)	53,586	51,866	1,720	3.3%	109,455	81,889	27,566	33.7%
Consolidated operating earnings	71,931	69,373	2,558	3.7%	147,866	169,693	(21,827)	(12.9)%
Interest expense	14,165	16,289	(2,124)	(13.0)%	28,785	33,731	(4,946)	(14.7)%
Earnings before provision for income taxes	57,766	53,084	4,682	8.8%	119,081	135,962	(16,881)	(12.4)%
Provision for income taxes	15,071	13,874	1,197	8.6%	30,829	35,739	(4,910)	(13.7)%
Net earnings	$42,695	$39,210	$3,485	8.9%	$88,252	$100,223	$(11,971)	(11.9)%
	.
Comparable sales growth (decline):
Sally	2.5%	(0.3)%	280	bps	1.3%	0.8%	50	bps
BSG	(0.3)%	(2.7)%	240	bps	(0.2)%	(0.6)%	40	bps
Consolidated	1.3%	(1.3)%	260	bps	0.6%	0.2%	40	bps

Number of stores at end-of-period (including franchises):
Sally	3,079	3,117	(38)	(1.2)%
BSG	1,320	1,329	(9)	(0.7)%
Consolidated	4,399	4,446	(47)	(1.1)%

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include certain costs associated with our Fuel for Growth initiative as well as the $26.6 million gain related to the sale of our corporate headquarters during the six months ended March 31, 2025. See Note 7, Property and Equipment, Net, for more information related to the sale of our corporate headquarters.

Results of Operations

The Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

Net Sales

Sally. The increase in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$12,498
Sales outside comparable sales (a)	(3,323)
Foreign currency exchange	11,486
Total	$20,661
(a)
Includes closed stores, net of stores opened for less than 14 months.

Sally's net sales increase was primarily driven by an increase in comparable sales and positive impacts from foreign exchange rates, partially offset by net stores closed during the past twelve months. The increase in comparable sales was primarily driven by strong growth in hair color and digital marketplaces, partially offset by softness in our hair care category and the strategic exit of the majority of our full service operations across Europe. Sally’s comparable sales reflect increases in our number of transactions and average unit retail.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(1,118)
Sales outside comparable sales (a)	(660)
Foreign currency exchange	1,353
Total	$(425)
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG's net sales decrease was primarily from a decrease in comparable sales, partially offset by positive impacts from foreign exchange rates. The decrease in comparable sales was driven by external factors that impacted stylist purchasing behavior, partially offset by strong performance in our color category. BSG's comparable sales were slightly down with a decrease in the average number of units per transaction, offset by a higher average unit retail.

Gross Profit

Sally. Sally’s gross profit increased for the three months ended March 31, 2026, as a result of an increase in net sales and a higher gross margin on units sold. Sally’s gross margin improvement was driven primarily by higher product margins, resulting from benefits from our Fuel for Growth initiative, partially offset by impacts of the write-off of certain inventory related to the strategic exit of the majority of all our low-margin full service operations in Europe in connection with our Fuel for Growth initiative.

BSG. BSG’s gross profit increased for the three months ended March 31, 2026, as a result of a higher gross margin on units sold, partially offset by a decrease in net sales. BSG’s gross margin improvement was driven by higher product margins, resulting from benefits from our Fuel for Growth initiative.

Selling, General and Administrative Expenses

Sally. Sally’s selling, general and administrative expenses increased $12.1 million, or 5.3%, for the three months ended March 31, 2026, and included an unfavorable impact from foreign exchange rates of $5.5 million. As a percentage of Sally net sales, selling, general and administrative expenses for the three months ended March 31, 2026, were 46.3%, compared to 45.8% for the three months ended March 31, 2025. The increase as a percentage of sales was primarily due to increased labor and other compensation-related expenses, higher commission costs from digital marketplaces, and higher rent and advertising expenses, partially offset by leveraging as a result of higher net sales, impacts of an impairment charge related to a trade name (non-cash expense of $1.8 million) in the prior year, and Fuel for Growth benefits.

BSG. BSG’s selling, general and administrative expenses increased $0.6 million, or 0.5%, for the three months ended March 31, 2026. As a percentage of BSG net sales, selling, general and administrative expenses for the three months ended March 31, 2026, were 28.5% compared to 28.4% for the three months ended March 31, 2025. The increase as a percentage of sales was primarily due to higher labor and other compensation-related expenses and rent expense, partially offset by lower depreciation and amortization expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $1.7 million, or 3.3%, for the three months ended March 31, 2026, primarily due to an increased labor and other compensation-related expenses, higher information technology expense, and higher facility expenses related to our new corporate headquarters, partially offset by lower expenses related to our Fuel for Growth initiative.

Interest Expense

The decrease in interest expense was primarily a result of a lower average outstanding principal balance on our Term Loan B. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

Provision for Income Taxes

The effective tax rate was 26.1% for the three months ended March 31, 2026 and 2025. The effective tax rate remained unchanged, primarily due to a decrease related to foreign operations in the current quarter, offset by the unfavorable tax impact of executive compensation.

The Six Months Ended March 31, 2026, compared to the Six Months Ended March 31, 2025

Net Sales

Sally. The increase in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$13,077
Sales outside comparable sales (a)	(6,118)
Foreign currency exchange	19,857
Total	$26,816
(a)
Includes closed stores, net of stores opened for less than 14 months.

Sally's net sales increase was primarily driven by positive impacts from foreign exchange rates and an increase in comparable sales, partially offset by net stores closed during the past twelve months. The increase in comparable sales was primarily driven by strong growth in hair color and digital marketplaces, partially offset by external factors that impacted consumer spending, including the U.S. government shutdown during the beginning of our fiscal year, softness in our hair care category, and the strategic exit of the majority of our full service operations across Europe. Sally’s comparable sales reflect increases in our average unit retail and number of transactions, partially offset by fewer average number of units per transaction.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(1,870)
Sales outside comparable sales (a)	(932)
Foreign currency exchange	1,495
Total	$(1,307)
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG's net sales decrease was primarily from a decrease in comparable sales. The decrease in comparable sales was driven by external factors that impacted stylist purchasing behavior, including the U.S. government shutdown during the beginning of our fiscal year, partially offset by strong performance in our color category. BSG's comparable sales decrease was primarily a result of a decrease in the number of transactions and average number of units per transaction, partially offset by an increase in average unit retail.

Gross Profit

Sally. Sally’s gross profit increased for the six months ended March 31, 2026, as a result of an increase in net sales and a higher gross margin on units sold. Sally’s gross margin improvement was driven primarily by higher product margins, resulting from benefits from our Fuel for Growth initiative, partially offset by impacts of the write-off of certain inventory related to the strategic exit of the majority of our low-margin full service operations in Europe in connection with our Fuel for Growth initiative.

BSG. BSG’s gross profit increased for the six months ended March 31, 2026, as a result of a higher gross margin on units sold, partially offset by a decrease in net sales. BSG’s gross margin improvement was driven by higher product margins, resulting from benefits from our Fuel for Growth initiative.

Selling, General and Administrative Expenses

Sally. Sally’s selling, general and administrative expenses increased $18.8 million, or 4.1%, for the six months ended March 31, 2026, and included an unfavorable impact from foreign exchange rates of $3.5 million. As a percentage of Sally net sales, selling, general and administrative expenses for the six months ended March 31, 2026, were 45.7%, compared to 45.1% for the six months ended March 31, 2025. The increase as a percentage of sales was primarily due to higher labor and other compensation-related expenses, higher commission costs from digital marketplaces, and higher rent and advertising expenses, partially offset by leveraging as a result of higher net sales, impacts of an impairment charge related to a trade name (non-cash expense of $1.8 million) in the prior year, and Fuel for Growth benefits.

BSG. BSG’s selling, general and administrative expenses decreased $1.1 million, or 0.5%, for the six months ended March 31, 2026. As a percentage of BSG net sales, selling, general and administrative expenses for the six months ended March 31, 2026, were 27.8% compared to 27.9% for the six months ended March 31, 2025. The decrease as a percentage of sales was primarily due to lower depreciation and amortization expenses, partially offset by higher labor and other compensation-related expenses and rent expense.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $27.6 million or 33.7%, for the six months ended March 31, 2026, primarily due to a $26.6 million gain on the sale of our corporate headquarters in the prior year, higher facility expenses related to our new corporate headquarters, higher labor and other compensation-related expenses, and an increase in information technology expenses, partially offset by lower costs in connection with our Fuel for Growth initiative.

Interest Expense

The decrease in interest expense was primarily a result of a lower average outstanding principal balance on our Term Loan B. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

Provision for Income Taxes

The effective tax rates were 25.9% and 26.3% for the six months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was primarily attributable to foreign operations and a more favorable tax impact of share‑based compensation in the current year, offset by higher federal tax credits in the prior year.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL Facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program (see below for more details) we will from time to time repurchase shares of our common stock on the open market to return value to our shareholders. At March 31, 2026, we had $639.7 million of available liquidity, which includes $482.3 million available for borrowing under our ABL Facility and cash and cash equivalents of $157.4 million.

Our working capital (current assets less current liabilities) increased $13.8 million, to $739.3 million at March 31, 2026, compared to $725.5 million at September 30, 2025. The increase was primarily driven by the timing of accrued compensation and benefit expenses within accrued expenses and an increase in cash and cash equivalents, partially offset by the timing of landlord receivables related to our new corporate headquarters within accounts receivable, other.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL Facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Six Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$166,519	$84,521
Net cash (used) provided by investing activities	(64,946)	4,232
Net cash used by financing activities	(93,416)	(103,659)

Net Cash Provided by Operating Activities

The increase in cash provided by operating activities was primarily driven by the timing of accounts payable, an increase in cash receipts from customers, lower income taxes paid, and the receipt of landlord receivables related to our new corporate headquarters, partially offset by strategic reduction in slower moving inventory in the prior year while maintaining consistent inventory levels this year.

Net Cash (Used) Provided by Investing Activities

The change in our investing activities was a result of lapping the cash received of $44 million from the sale of our corporate headquarters in the prior year and higher capital expenditures in the current year, which includes the build out of our new corporate headquarters.

Net Cash Used by Financing Activities

The decrease in cash used by financing activities was primarily driven by lower debt repayments in the current year, partially offset by higher share repurchases under our share repurchase program.

Debt and Guarantor Financial Information

At March 31, 2026, we had $835.0 million in outstanding debt principal, excluding unamortized debt issuance costs and debt discounts, in the aggregate, of $7.9 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, and $235.0 million remaining on our Term Loan B.

We utilize our ABL Facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL Facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL Facility are generally paid down with cash provided by our operating activities. During the six months ended March 31, 2026, there were no borrowings under the ABL Facility.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of March 31, 2026, and September 30, 2025:

(in thousands)	March 31, 2026	September 30, 2025
Cash and cash equivalents	$94,276	$85,360
Inventory	$729,427	$721,975
Current assets	$927,458	$927,667
Total assets	$2,176,114	$2,177,968
Intercompany payable	$17,941	$15,117
Current liabilities	$467,406	$474,079
Total liabilities	$1,839,552	$1,883,754

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the six months ended March 31, 2026 (in thousands):

Net sales	$1,492,172
Gross profit	$789,221
Earnings before provision for income taxes	$107,642
Net Earnings	$80,021

Share Repurchase Programs

Under our current share repurchase program, we may from time to time repurchase our common stock on the open market. During the six months ended March 31, 2026 and 2025, we repurchased 3.0 million shares and 1.8 million shares of our common stock for $46.0 million and $20.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2025.

Off-Balance Sheet Financing Arrangements

At March 31, 2026, and September 30, 2025, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2026, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the quarter ended March 31, 2026, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2026	541,565	$15.38	541,565	$438,301,556
Feb 1 - Feb 28, 2026	500,967	15.95	500,967	430,310,537
Mar 1 - Mar 31, 2026	618,465	14.61	618,465	421,276,242
Total this quarter	1,660,997	$15.26	1,660,997	$421,276,242

(1)
The table above does not include 571 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(3)
In May 2025, our Board approved a term extension through September 30, 2029, of our share repurchase program to repurchase up to $1.0 billion of our common stock, which was originally approved in August 2017.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

10.1*	Separation Agreement between Marlo Cormier and Sally Beauty Supply LLC, dated March 31, 2026

22*	List of Subsidiary Guarantors

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Adrianne Lee

32.1*	Section 1350 Certification of Denise Paulonis

32.2*	Section 1350 Certification of Adrianne Lee

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 11, 2026

	By:	/s/ Adrianne Lee
Adrianne Lee
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer