Form 10-Q
period 2026-06-30
Sally Beauty Holdings, Inc.
filed 2026-08-03
CIK 1368458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2026
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

Number of shares of common stock outstanding as of July 30, 2026: 93,622,292

In this Quarterly Report, references to the “Company,” “our company,” “Sally Beauty,” “we,” “our,” “ours,” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “might,” or similar expressions may also identify such forward-looking statements.
Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and other filings with the U.S. Securities and Exchange Commission (“SEC”) which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.
The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,100	$149,162
Trade accounts receivable, net	26,443	31,828
Accounts receivable, other	69,499	84,734
Inventory	996,001	987,575
Other current assets	46,159	48,154
Total current assets	1,311,202	1,301,453
Property and equipment, net of accumulated depreciation of $984,490 at June 30, 2026 and $937,596 at September 30, 2025	279,220	284,284
Operating lease assets	652,279	646,698
Goodwill	538,429	540,674
Intangible assets, excluding goodwill, net of accumulated amortization of $9,687 at June 30, 2026 and $14,686 at September 30, 2025	50,760	53,018
Other assets	51,254	44,969
Total assets	$2,883,144	$2,871,096
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,000	$4,000
Accounts payable	223,860	224,507
Accrued liabilities	163,992	184,641
Current operating lease liabilities	161,743	158,566
Income taxes payable	293	4,260
Total current liabilities	553,888	575,974
Long-term debt	803,567	861,974
Long-term operating lease liabilities	546,098	538,426
Other liabilities	20,904	21,026
Deferred income tax liabilities, net	87,213	79,489
Total liabilities	2,011,670	2,076,889
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 94,092 and 97,875 shares issued and shares outstanding at June 30, 2026 and September 30, 2025, respectively	941	979
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	979,960	898,076
Accumulated other comprehensive loss, net of tax	(109,427)	(104,848)
Total stockholders’ equity	871,474	794,207
Total liabilities and stockholders’ equity	$2,883,144	$2,871,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$935,490	$933,307	$2,782,040	$2,754,348
Cost of goods sold	445,241	452,322	1,332,760	1,337,706
Gross profit	490,249	480,985	1,449,280	1,416,642
Selling, general and administrative expenses	403,853	402,812	1,215,019	1,168,776
Operating earnings	86,396	78,173	234,261	247,866
Interest expense	13,693	15,709	42,478	49,440
Earnings before provision for income taxes	72,703	62,464	191,783	198,426
Provision for income taxes	18,621	16,740	49,449	52,479
Net earnings	$54,082	$45,724	$142,334	$145,947
Earnings per share:
Basic	$0.57	$0.46	$1.47	$1.44
Diluted	$0.55	$0.44	$1.43	$1.40
Weighted-average shares:
Basic	95,058	100,463	96,537	101,367
Diluted	97,912	103,239	99,402	104,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$54,082	$45,724	$142,334	$145,947
Other comprehensive income (loss):
Foreign currency translation adjustments	314	27,174	(4,378)	11,350
Interest rate swap, net of tax	4	(41)	(45)	703
Foreign exchange contracts, net of tax	(203)	(1,122)	(156)	(220)
Other comprehensive income (loss), net of tax	115	26,011	(4,579)	11,833
Total comprehensive income	$54,197	$71,735	$137,755	$157,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2025	97,875	$979	$—	$898,076	$(104,848)	$794,207
Net earnings	—	—	—	45,557	—	45,557
Other comprehensive income	—	—	—	—	4,132	4,132
Share-based compensation	—	—	7,555	—	—	7,555
Stock issued for equity awards	1,493	15	192	—	—	207
Employee withholding taxes paid related to net share settlement	(517)	(5)	(7,331)	—	—	(7,336)
Share Repurchase Program	(1,359)	(14)	(416)	(20,327)	—	(20,757)
Balance at December 31, 2025	97,492	$975	$—	$923,306	$(100,716)	$823,565
Net earnings	—	—	—	42,695	—	42,695
Other comprehensive loss	—	—	—	—	(8,826)	(8,826)
Share-based compensation	—	—	5,969	—	—	5,969
Stock issued for equity awards	68	1	70	—	—	71
Employee withholding taxes paid related to net share settlement	(1)	—	(9)	—	—	(9)
Share Repurchase Program	(1,661)	(17)	(6,030)	(19,546)	—	(25,593)
Balance at March 31, 2026	95,898	$959	$—	$946,455	$(109,542)	$837,872
Net earnings	—	—	—	54,082	—	54,082
Other comprehensive income	—	—	—	—	115	115
Share-based compensation	—	—	4,572	—	—	4,572
Stock issued for equity awards	94	1	419	—	—	420
Share Repurchase Program	(1,900)	(19)	(4,991)	(20,577)	—	(25,587)
Balance at June 30, 2026	94,092	$941	$—	$979,960	$(109,427)	$871,474

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535
Net earnings	—	—	—	61,013	—	61,013
Other comprehensive loss	—	—	—	—	(23,981)	(23,981)
Share-based compensation	—	—	6,053	—	—	6,053
Stock issued for equity awards	1,162	12	69	—	—	81
Employee withholding taxes paid related to net share settlement	(392)	(4)	(5,260)	—	—	(5,264)
Share Repurchase Program	(753)	(8)	(862)	(9,078)	—	(9,948)
Balance at December 31, 2024	101,871	$1,019	$—	$792,620	$(137,150)	$656,489
Net earnings	—	—	—	39,210	—	39,210
Other comprehensive income	—	—	—	—	9,803	9,803
Share-based compensation	—	—	4,238	—	—	4,238
Stock issued for equity awards	112	1	321	—	—	322
Employee withholding taxes paid related to net share settlement	(1)	—	(7)	—	—	(7)
Share Repurchase Program	(1,088)	(11)	(4,552)	(5,676)	—	(10,239)
Balance at March 31, 2025	100,894	$1,009	$—	$826,154	$(127,347)	$699,816
Net earnings	—	—	—	45,724	—	45,724
Other comprehensive income	—	—	—	—	26,011	26,011
Share-based compensation	—	—	4,509	—	—	4,509
Share Repurchase Program	(1,456)	(15)	(4,509)	(8,627)	—	(13,151)
Balance at June 30, 2025	99,438	$994	$—	$863,251	$(101,336)	$762,909
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net earnings	$142,334	$145,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,135	75,593
Share-based compensation expense	18,096	14,800
Amortization of deferred financing costs	1,437	1,609
Loss on early extinguishment of debt	441	943
Impairment of long-lived assets	418	3,222
Gain on sale of property and other	—	(26,641)
Gain on divestiture of subsidiary	—	(768)
Deferred income taxes	7,657	(6,846)
Changes in:
Trade accounts receivable	5,248	4,028
Accounts receivable, other	14,926	(6,836)
Inventory	(10,259)	34,193
Other current assets	2,086	3,954
Other assets	(6,396)	506
Operating leases, net	5,026	(10)
Accounts payable and accrued liabilities	(4,592)	(74,571)
Income taxes payable	(3,976)	(14,120)
Other liabilities	(120)	(1,051)
Net cash provided by operating activities	247,461	153,952
Cash Flows from Investing Activities:
Payments for property and equipment	(84,257)	(59,271)
Proceeds from sale of property and other	—	43,574
Proceeds from divestiture of subsidiary	—	3,128
Acquisitions, net of cash acquired	—	(371)
Net cash used by investing activities	(84,257)	(12,940)
Cash Flows from Financing Activities:
Proceeds from ABL Facility	—	466,000
Repayments of long-term debt and ABL Facility	(60,000)	(564,122)
Debt issuance costs	—	(1,535)
Proceeds from stock options exercised	698	403
Payments for common stock repurchased	(71,937)	(33,338)
Employee withholding taxes paid related to net share settlement of equity awards	(7,345)	(5,271)
Net cash used by financing activities	(138,584)	(137,863)
Effect of foreign exchange rate changes on cash and cash equivalents	(682)	1,690
Net increase in cash and cash equivalents	23,938	4,839
Cash and cash equivalents, beginning of period	149,162	107,961
Cash and cash equivalents, end of period	$173,100	$112,800
Supplemental Cash Flow Information:
Interest paid	$32,097	$38,769
Income taxes paid	$48,236	$75,391
Capital expenditures incurred but not paid	$8,497	$8,480
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 10-K”). In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and that are necessary to present fairly our consolidated financial position as of June 30, 2026 and September 30, 2025, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity for the three and nine months ended June 30, 2026 and 2025, and consolidated cash flows for the nine months ended June 30, 2026 and 2025.
Principles of Consolidation
The unaudited condensed consolidated interim financial statements include all accounts of Sally Beauty Holdings, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All amounts are presented in U.S. dollars.
Accounting Policies
We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon our estimated annual effective income tax rate.
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
2.    Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand disclosures in an entity’s income tax rate reconciliation table and the disaggregation of taxes paid in U.S. and foreign jurisdictions. The amendments in this update are effective for annual periods beginning after December 15, 2024, which for us is the fiscal year ending September 30, 2026. The new standard is not expected to have a material impact on our consolidated financial statements; however, we expect to provide additional detail and disclosures upon adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40), which requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of goods sold (“COGS”) and selling, general and administrative (“SG&A”) expenses. The update is intended to improve disclosures by providing amounts related to inventory purchases, employee compensation, depreciation, and amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, but we currently do not expect to adopt this standard early. We are currently evaluating the impact of this update to our consolidated financial statements and disclosures.

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
Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, were as follows (in thousands):

	Nine Months Ended June 30,
	2026	2025
Beginning Balance	$10,027	$11,493
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	6,901	5,904
Revenue recognized from beginning liability	(7,743)	(6,703)
Ending Balance	$9,185	$10,694
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

(in thousands)	Classification	Fair Value Hierarchy Level	June 30, 2026	September 30, 2025
Financial Assets:
Foreign exchange contracts
Designated cash flow hedges	Other current assets	Level 2	$94	$87
Non-designated cash flow hedges	Other current assets	Level 2	127	570
Interest rate swap	Other assets	Level 2	—	59
Total assets			$221	$716

Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$386	$57
Non-designated cash flow hedges	Accrued liabilities	Level 2	330	225
Total liabilities			$716	$282

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

	Fair Value	June 30, 2026		September 30, 2025
(in thousands)	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes due 2032	Level 2	$600,000	$612,000	$600,000	$622,500
Term loan B due 2030	Level 2	215,000	215,538	275,000	276,375
Total long-term debt		$815,000	$827,538	$875,000	$898,875
5.    Stockholders’ Equity
Share Repurchase Program
We have a share repurchase program, as originally approved and authorized by our Board of Directors (the “Board”) in August 2017, with the term extended by the Board in May 2025 to September 30, 2029 to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. Under the share repurchase program, we had remaining authorization to use $395.9 million to repurchase shares of our common stock as of June 30, 2026. During the three and nine months ended June 30, 2026, we repurchased 1.9 million shares and 4.9 million shares of our common stock at a total cost of $25.3 million and $71.4 million, respectively, excluding the impact of excise taxes. During the three and nine months ended June 30, 2025, we repurchased 1.5 million shares and 3.3 million shares of our common stock at a total cost of $13.0 million and $33.0 million, respectively, excluding the impact of excise taxes. Shares purchased under this program are cancelled after being repurchased.
Accumulated Other Comprehensive Loss
The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2025	$(104,329)	$84	$(603)	$(104,848)
Other comprehensive income (loss) before reclassification, net of tax	(4,378)	59	(692)	(5,011)
Reclassification to net earnings, net of tax	—	(104)	536	432
Balance at June 30, 2026	$(108,707)	$39	$(759)	$(109,427)
The tax impacts for the changes in other comprehensive income (loss) and the reclassifications to net earnings were not material.
6.    Weighted-Average Shares
The following table presents a reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Weighted-average basic shares	95,058	100,463	96,537	101,367
Dilutive potential common stock:
Restricted stock awards and stock options	2,854	2,776	2,865	2,820
Weighted-average diluted shares	97,912	103,239	99,402	104,187

Anti-dilutive stock options excluded from diluted shares	1,249	1,840	1,249	1,499

7.    Property and Equipment, Net
In October 2024, we sold our former corporate headquarters located in Denton, Texas to Denton County, Texas for $45.5 million, excluding $1.5 million in closing costs. As a result of the sale, we recognized a gain of approximately $26.6 million within SG&A expenses in our condensed consolidated statements of earnings for the nine months ended June 30, 2025.
8.    Goodwill and Intangible Assets
As of January 31, 2026, we completed our annual assessments for impairment of goodwill and indefinite-lived intangible assets. We performed a qualitative analysis for goodwill and determined there was no indication of impairment. We performed a quantitative analysis for indefinite-lived assets and determined that there was no impairment. While no impairment losses were recognized in 2025 in connection with our goodwill, we recognized a $1.8 million impairment loss in 2025 in SG&A expenses for a trade name within the Sally reporting segment.
Goodwill allocated to our Sally and BSG reporting units, which are also defined as our Sally and BSG segments, was $89.9 million and $448.5 million, respectively, as of June 30, 2026. For the nine months ended June 30, 2026, changes in goodwill reflected the effects of foreign currency exchange rates of $2.2 million.
The following table presents our amortization expense for the period (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Intangible assets amortization expense	$652	$851	$1,956	$2,550
9.    Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Compensation and benefits	$63,186	$85,058
Deferred revenue	14,388	14,195
Interest payable	13,905	3,819
Rental obligations	12,804	10,286
Insurance reserves	8,092	7,331
Accrued freight	7,699	8,761
Operating accruals and other	43,918	55,191
Total accrued liabilities	$163,992	$184,641
10.    Short-Term and Long-Term Debt
At June 30, 2026, there were no outstanding borrowings under our ABL Facility, and we had $482.4 million available for borrowing, including under our Canadian sub-facility, subject to a borrowing base limitation, as reduced by outstanding letters of credit.
During the three and nine months ended June 30, 2026, we voluntarily repaid $19.0 million and $57.0 million, respectively, of outstanding Term Loan B principal in addition to our mandatory quarterly payment. In connection with the voluntary repayments, we recognized a $0.1 million loss and a $0.4 million loss on debt extinguishment within interest expense for the write-off of related unamortized debt issuance costs for the three and nine months ended June 30, 2026, respectively.
11.    Derivative Instruments and Hedging Activities
During the nine months ended June 30, 2026, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges
Foreign Currency Forwards
We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2026, we held forwards, which expire ratably through September 30, 2026, with notional amounts, based upon exchange rates at June 30, 2026, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$4,846
Canadian Dollar	2,415
Total	$7,261
The changes in fair value related to these foreign currency forwards are recorded quarterly in AOCL. As the forwards are exercised, the realized gains or losses are recognized in COGS, based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended June 30, 2026 and 2025, we recognized a net loss of $0.2 million and a net gain of $0.6 million, respectively. For the nine months ended June 30, 2026 and 2025, we recognized a net loss of $0.7 million and a net gain of $0.7 million, respectively. Based on valuations and exchange rates as of June 30, 2026, we expect to reclassify net losses of approximately $0.7 million from AOCL to COGS over the next 12 months.
Interest Rate Swap
We had a three-year interest rate swap agreement with an initial notional amount of $200 million (the “Interest Rate Swap”) that matured in April 2026. The Interest Rate Swap was used to mitigate the exposure to higher interest rates in connection with our Term Loan B due in 2030. The Interest Rate Swap involved fixed monthly payments at the contract rate of 3.705% in exchange for a floating interest payment based on the one-month Adjusted Term SOFR Rate. The Interest Rate Swap was designated as a cash flow hedge. Changes in the fair value of the Interest Rate Swap were recorded quarterly, net of income tax, in AOCL.
During the term of the agreement, we recognized either income or expense, based on the position of the interest rates, in interest expense on our condensed consolidated statements of earnings related to the Interest Rate Swap. For the three months ended June 30, 2025, we recognized income of $0.2 million. For the nine months ended June 30, 2026 and 2025, we recognized income of $0.1 million and $1.1 million, respectively.
Non-Designated Derivative Instruments
We also use foreign exchange forward contracts to mitigate our exposure to exchange rate fluctuations related to certain intercompany balances that are not considered permanently invested. At June 30, 2026, we held forward contracts, which mature in July and October 2026, with notional amounts, based upon exchange rates at June 30, 2026, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$47,858
Euro	13,177
Canadian Dollar	9,192
Total	$70,227
Changes in the fair value of the forward contracts, as well as realized gains or losses upon settlement, are recorded in SG&A expenses. For the three months ended June 30, 2026 and 2025, the effects of foreign exchange contracts on our condensed consolidated financial statements were net losses of $0.3 million and $1.3 million, respectively. For the nine months ended June 30, 2026 and 2025, the effects of foreign exchange contracts on our condensed consolidated financial statements were net losses of $0.2 million and $0.3 million, respectively.

12.    Segment Reporting
Our business is organized into two reportable segments: (i) Sally, a domestic and international chain of retail stores and digital platforms that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, including Puerto Rico, and parts of Europe and South America and, (ii) BSG, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, its own sales force, and digital platforms in partially exclusive geographic territories in the U.S., including Puerto Rico, and Canada.
Our Chief Operating Decision Maker (“CODM”), whom we have determined to be our Chief Executive Officer, regularly evaluates the performance of our reportable segments by comparing current segment operating earnings to comparable prior periods and forecasted amounts. Included within segment operating earnings, the significant expense categories below are regularly provided to the CODM.
Segment Operating Performance
The following tables summarize our results for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Sally	BSG	Total	Sally	BSG	Total
Net sales (a)	$538,570	$396,920	$935,490	$526,782	$406,525	$933,307
Less:
COGS	207,604	237,637	445,241	205,916	246,406	452,322
SG&A expenses	241,610	110,310	351,920	237,561	109,447	347,008
Segment operating earnings	89,356	48,973	138,329	83,305	50,672	133,977

Unallocated expenses (b)			51,933			55,804
Interest expense			13,693			15,709
Earnings before provision for income taxes			$72,703			$62,464

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Sally	BSG	Total	Sally	BSG	Total
Net sales (a)	$1,591,407	$1,190,633	$2,782,040	$1,552,803	$1,201,545	$2,754,348
Less:
COGS	623,167	709,593	1,332,760	612,284	725,422	1,337,706
SG&A expenses	722,838	330,792	1,053,630	700,035	331,048	1,031,083
Segment operating earnings	245,402	150,248	395,650	240,484	145,075	385,559

Unallocated expenses (b)			161,389			137,693
Interest expense			42,478			49,440
Earnings before provision for income taxes			$191,783			$198,426
(a)There were no intersegment sales between our segments, nor did any single customer account for 10% or more of revenue.
(b)Unallocated expenses consist of corporate and shared costs, including certain costs associated with our Fuel for Growth initiative, and are included in SG&A expenses in our condensed consolidated statements of earnings. For the nine months ended June 30, 2025, unallocated expenses included a $26.6 million gain related to the sale of our corporate headquarters. See Note 7, Property and Equipment, Net, for more information.

Other Segment Disclosures

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization:
Sally	$14,859	$13,471	$42,597	$42,203
BSG	9,257	9,677	26,937	27,929
Unallocated	2,107	1,521	5,601	5,461
Total	$26,223	$24,669	$75,135	$75,593
Disaggregation of net sales by segment
The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended June 30,		Nine Months Ended June 30,
Sally	2026	2025	2026	2025
Hair color	45.2%	42.9%	44.4%	41.9%
Hair care	21.2%	23.0%	21.6%	23.5%
Styling tools and supplies	15.8%	16.2%	16.4%	16.9%
Nail	10.0%	10.2%	9.9%	10.0%
Skin and cosmetics	7.6%	7.5%	7.4%	7.5%
Other beauty items	0.2%	0.2%	0.3%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2026	2025	2026	2025
Hair color	44.3%	43.0%	43.3%	41.9%
Hair care	40.6%	41.6%	41.4%	41.8%
Styling tools and supplies	9.7%	9.9%	10.0%	10.4%
Skin and cosmetics	3.0%	3.2%	3.1%	3.5%
Nail	2.3%	2.2%	2.1%	2.3%
Other beauty items	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%
The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
Sally	2026	2025	2026	2025
Company-operated stores	90.3%	91.8%	90.4%	91.9%
E-commerce	9.7%	8.2%	9.6%	8.1%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2026	2025	2026	2025
Company-operated stores	69.2%	69.5%	69.2%	69.4%
E-commerce	14.6%	13.7%	14.7%	13.9%
Salon business consultants	8.6%	9.2%	8.5%	9.4%
Franchise stores	7.6%	7.6%	7.6%	7.3%
Total	100.0%	100.0%	100.0%	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information contained in our 2025 10-K, including the Risk Factors section therein, and the condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report.
Financial Summary for the Three Months Ended June 30, 2026 (the “Quarter”)
•Consolidated net sales for the quarter increased $2.2 million, or 0.2%, to $935.5 million, compared to the three months ended June 30, 2025 (the “prior year quarter”). Consolidated net sales for the quarter included a $4.7 million favorable impact from changes in foreign currency exchange rates;
•Consolidated comparable sales were flat compared to the prior year quarter;
•Consolidated gross profit increased $9.3 million, or 1.9%, to $490.2 million, compared to the prior year quarter. Consolidated gross margin increased 90 bps to 52.4% compared to the prior year quarter;
•Consolidated operating earnings increased $8.2 million, or 10.5%, to $86.4 million, compared to the prior year quarter. Operating margin increased 80 bps to 9.2% compared to the prior year quarter;
•Consolidated net earnings increased $8.4 million, or 18.3%, to $54.1 million, compared to the prior year quarter;
•Diluted earnings per share was $0.55 compared to $0.44 for the prior year quarter; and
•Cash provided by operations was $80.9 million compared to $69.4 million for the prior year quarter.
Comparable Sales
We believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and from e-commerce revenue. Additionally, comparable sales include sales to franchisees and full service sales. Our comparable sales exclude the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquired stores is excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers, as the calculation varies across the retail industry.

Overview
Key Operating Metrics
The following table sets forth information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Net sales:
Sally	$538,570	$526,782	$11,788	2.2%	$1,591,407	$1,552,803	$38,604	2.5%
BSG	396,920	406,525	(9,605)	(2.4)%	1,190,633	1,201,545	(10,912)	(0.9)%
Consolidated	$935,490	$933,307	$2,183	0.2%	$2,782,040	$2,754,348	$27,692	1.0%

Gross profit:
Sally	$330,966	$320,866	$10,100	3.1%	$968,240	$940,519	$27,721	2.9%
BSG	159,283	160,119	(836)	(0.5)%	481,040	476,123	4,917	1.0%
Consolidated	$490,249	$480,985	$9,264	1.9%	$1,449,280	$1,416,642	$32,638	2.3%

Segment gross margin:
Sally	61.5%	60.9%	60	bps	60.8%	60.6%	20	bps
BSG	40.1%	39.4%	70	bps	40.4%	39.6%	80	bps
Consolidated	52.4%	51.5%	90	bps	52.1%	51.4%	70	bps

Net earnings:
Segment operating earnings:
Sally	$89,356	$83,305	$6,051	7.3%	$245,402	$240,484	$4,918	2.0%
BSG	48,973	50,672	(1,699)	(3.4)%	150,248	145,075	5,173	3.6%
Segment operating earnings	138,329	133,977	4,352	3.2%	395,650	385,559	10,091	2.6%
Unallocated expenses (a)	51,933	55,804	(3,871)	(6.9)%	161,389	137,693	23,696	17.2%
Consolidated operating earnings	86,396	78,173	8,223	10.5%	234,261	247,866	(13,605)	(5.5)%
Interest expense	13,693	15,709	(2,016)	(12.8)%	42,478	49,440	(6,962)	(14.1)%
Earnings before provision for income taxes	72,703	62,464	10,239	16.4%	191,783	198,426	(6,643)	(3.3)%
Provision for income taxes	18,621	16,740	1,881	11.2%	49,449	52,479	(3,030)	(5.8)%
Net earnings	$54,082	$45,724	$8,358	18.3%	$142,334	$145,947	$(3,613)	(2.5)%
	.
Comparable sales growth (decline):
Sally	1.6%	(1.1)%	270	bps	1.4%	0.1%	130	bps
BSG	(2.1)%	0.5%	(260)	bps	(0.9)%	(0.2)%	(70)	bps
Consolidated	—%	(0.4)%	40	bps	0.4%	—%	40	bps

Number of stores at end of period (including franchises):
Sally	3,066	3,096	(30)	(1.0)%
BSG	1,320	1,329	(9)	(0.7)%
Consolidated	4,386	4,425	(39)	(0.9)%

(a)Unallocated expenses consist of corporate and shared costs and are included in SG&A expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include certain costs associated with our “Fuel for Growth” initiative as well as the $26.6 million gain related to the sale of our corporate headquarters during the nine months ended June 30, 2025. See Note 7, Property and Equipment, Net, for more information related to the sale of our corporate headquarters.

Results of Operations
Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025
Net Sales
Sally. The increase in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$8,636
Sales outside comparable sales (a)	(1,582)
Foreign currency exchange	4,734
Total	$11,788
(a)Includes closed stores, net of stores opened for less than 14 months.
Sally's net sales increase was primarily driven by an increase in comparable sales and positive impacts from foreign exchange rates, partially offset by net store closures during the past twelve months. The increase in comparable sales was primarily driven by growth in hair color and digital marketplaces, partially offset by softness in our hair care category and the strategic exit of the majority of our full service operations across Europe. Sally’s comparable sales reflect increases in number of transactions and average unit retail.
BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(8,454)
Sales outside comparable sales (a)	(1,102)
Foreign currency exchange	(49)
Total	$(9,605)
(a)Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.
BSG's net sales decrease was primarily driven by a decline in comparable sales. The decrease in comparable sales was primarily attributable to softness in the hair care category. BSG's comparable sales reflect a decrease in the number of transactions and a lower average number of units per transaction, partially offset by a higher average unit retail.
Gross Profit
Sally. Sally’s gross profit increased $10.1 million for the three months ended June 30, 2026 primarily as a result of an increase in net sales and a higher gross margin on units sold. Sally’s gross margin improvement was driven primarily by higher product margins resulting from benefits associated with our Fuel for Growth initiative, partially offset by the write-off of certain inventory related to the strategic exit of the majority of our low-margin full-service operations in Europe.
BSG. BSG’s gross profit decreased $0.8 million for the three months ended June 30, 2026 due primarily to lower sales volume, substantially offset by higher gross margin on units sold that we attribute primarily to actions taken under our Fuel for Growth initiative. As a percentage of sales, BSG’s segment gross profit increased 70 basis points compared to the prior year quarter.
Selling, General and Administrative Expenses

Sally. Sally’s selling, general and administrative (“SG&A”) expenses increased $4.0 million, or 1.7%, for the three months ended June 30, 2026, and included an unfavorable impact from foreign exchange rates of $2.1 million. As a percentage of Sally’s net sales, SG&A expenses for the three months ended June 30, 2026 were 44.9%, compared to 45.1% for the three months ended June 30, 2025. The decrease as a percentage of sales was primarily due to leveraging as a result of higher net sales, partially offset by increased labor and other compensation-related expenses and commission costs from digital marketplaces.
BSG. BSG’s SG&A expenses increased $0.9 million, or 0.8%, for the three months ended June 30, 2026. As a percentage of BSG net sales, SG&A expenses for the three months ended June 30, 2026 were 27.8% compared to 26.9% for the three months ended June 30, 2025. The increase in BSG’s SG&A expenses was primarily due to increased labor and other compensation-related expenses and rent expense.
Unallocated. Unallocated SG&A expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $3.9 million, or 6.9%, for the three months ended June 30, 2026 primarily due to lower labor and other compensation-related expenses and lower expenses in connection with our Fuel for Growth initiative, partially offset by higher facility expenses related to our new corporate headquarters.

Interest Expense
Interest expense decreased due primarily to the lower average outstanding principal balance on our Term Loan B compared to the prior year quarter. See Note 10, Short-Term and Long-Term Debt, in Item 1 of this quarterly report for more details.
Provision for Income Taxes
The effective tax rates were 25.6% and 26.8% for the three months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate was primarily attributable to the tax impact of the divestiture of the Spain operations in the prior-year quarter.
Comparison of Nine Months Ended June 30, 2026 to Nine Months Ended June 30, 2025
Net Sales
Sally. The increase in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$21,713
Sales outside comparable sales (a)	(7,700)
Foreign currency exchange	24,591
Total	$38,604
(a)Includes closed stores, net of stores opened for less than 14 months.
Sally's net sales increase was primarily driven by positive impacts from foreign exchange rates and an increase in comparable sales, partially offset by net store closures during the past twelve months. The increase in comparable sales was primarily driven by strong growth in hair color and digital marketplaces. These increases were partially offset by softer consumer spending associated with the U.S. government shutdown early in the fiscal year, softness in the hair care category, and the impact of our strategic exit of the majority of our full-service operations across Europe. Sally’s comparable sales reflect increases in average unit retail and number of transactions.
BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(10,324)
Sales outside comparable sales (a)	(2,034)
Foreign currency exchange	1,446
Total	$(10,912)
(a)Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.
BSG's net sales decrease was primarily driven by a decline in comparable sales. Comparable sales reflect pressure on stylist spending associated with the government shutdown early in the fiscal year and softness in the hair care category, partially offset by strong performance in the color category. BSG's comparable sales reflect a decrease in the number of transactions and a lower average number of units per transaction, partially offset by a higher average unit retail.
Gross Profit
Sally. Sally’s gross profit increased for the nine months ended June 30, 2026 as a result of an increase in net sales and a higher gross margin on units sold. Sally’s gross margin improvement was driven primarily by higher product margins in the first half of the fiscal year, partially offset by the write-off of certain inventory related to the strategic exit of the majority of our low-margin full service operations in Europe, both as a result of our Fuel for Growth initiative.
BSG. BSG’s gross profit increased for the nine months ended June 30, 2026 as a result of a higher gross margin on units sold, partially offset by the impact from the lower sales volume. BSG’s gross margin improvement was driven by higher product margins resulting from benefits associated with our Fuel for Growth initiative.
Selling, General and Administrative Expenses
Sally. Sally’s SG&A expenses increased $22.8 million, or 3.3%, for the nine months ended June 30, 2026 and included an unfavorable impact from foreign exchange rates of $3.5 million. As a percentage of Sally’s net sales, SG&A expenses for the nine months ended June 30, 2026 were 45.4%, compared to 45.1% for the nine months ended June 30, 2025. The increase as a percentage of sales was primarily due to higher labor and other compensation-related expenses, rent, commission costs from digital marketplaces, and advertising.
BSG. BSG’s SG&A expenses decreased $0.3 million, or 0.1%, for the nine months ended June 30, 2026. As a percentage of BSG’s net sales, SG&A expenses for the nine months ended June 30, 2026 were 27.8% compared to 27.6% for the nine months ended June 30, 2025. The increase as a percentage of sales was primarily due to higher rent, partially offset by lower depreciation and amortization expenses.
Unallocated. Unallocated SG&A expenses, which represent certain corporate costs that have not been allocated to our reporting segments, increased $23.7 million or 17.2%, for the nine months ended June 30, 2026 primarily due to a $26.6 million gain on the sale of our corporate headquarters in the prior year, higher facility expenses related to our new corporate headquarters, and an increase in information technology expenses, partially offset by lower costs in connection with our Fuel for Growth initiative.
Interest Expense
Interest expense decreased primarily due to a lower average outstanding balance on our Term Loan B in 2026. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.
Provision for Income Taxes
The effective tax rates were 25.8% and 26.4% for the nine months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributable to the tax impact of the divestiture of the Spain operations in the prior year.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash from operations, cash and cash equivalents, and borrowings under our ABL Facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, and payments of interest and principal on our debt. Additionally, under our share repurchase program (see below for more details) we may repurchase shares of our common stock on the open market to return value to our shareholders. At June 30, 2026, we had $655.5 million of available liquidity, which included $482.4 million available for borrowing under our ABL Facility and cash and cash equivalents of $173.1 million.
Our working capital (current assets less current liabilities) increased $31.8 million, to $757.3 million at June 30, 2026, compared to $725.5 million at September 30, 2025. The increase was primarily driven by the timing of accrued compensation and benefit expenses within accrued expenses and an increase in cash and cash equivalents, partially offset by the timing of landlord receivables related to our new corporate headquarters within accounts receivable, other and the timing of interest payments on our long-term debt.
We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL Facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.
Cash Flows

	Nine Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$247,461	$153,952
Net cash used by investing activities	(84,257)	(12,940)
Net cash used by financing activities	(138,584)	(137,863)
Net Cash Provided by Operating Activities
The increase in cash provided by operating activities was primarily driven by the timing of the settlement of accounts payable, an increase in cash receipts from customers, lower income taxes paid, and the receipt of landlord receivables related to our new corporate headquarters, partially offset by a strategic reduction in slower-moving inventory in the prior year.
Net Cash Used by Investing Activities
Cash used in our investing activities was higher in the 2026 period primarily due to a $25 million increase in capital expenditures, which included the build out of our new corporate headquarters and investments in stores through our Sally Ignited initiative, and the impact of the lapping of the $44 million in cash proceeds received in 2025 from the sale of our former corporate headquarters.
Net Cash Used by Financing Activities
Cash used by financing activities was fairly consistent with the prior year. The primary financing activities were repurchases of our common stock, which increased compared to last year, and debt repayments, which decreased in 2026.

Debt and Guarantor Financial Information
At June 30, 2026, we had $815.0 million in outstanding debt principal, excluding unamortized debt issuance costs and debt discounts, in the aggregate, of $7.4 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, and $215.0 million remaining on our Term Loan B.
We utilize our ABL Facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operating cash flow. In that regard, we may from time to time draw funds under the ABL Facility for general corporate purposes including funding of capital expenditures, acquisitions, debt repayments and share repurchases. Amounts drawn on our ABL Facility are generally paid down with cash provided by our operating activities. During the nine months ended June 30, 2026, there were no borrowings under the ABL Facility.
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
The following table presents the summarized balance sheet information for the Issuers and the Guarantors:

(in thousands)	June 30, 2026	September 30, 2025
Cash and cash equivalents	$96,578	$85,360
Inventory	$740,965	$721,975
Current assets	$936,328	$927,667
Total assets	$2,197,609	$2,177,968
Intercompany payable	$18,977	$15,117
Current liabilities	$464,670	$474,079
Total liabilities	$1,833,133	$1,883,754
The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the nine months ended June 30, 2026 (in thousands):

Net sales	$2,249,699
Gross profit	$1,193,288
Earnings before provision for income taxes	$172,390
Net earnings	$128,524
Share Repurchase Programs
Under our current share repurchase program, we may from time to time repurchase our common stock on the open market. During the nine months ended June 30, 2026 and 2025, we repurchased 4.9 million shares and 3.3 million shares of our common stock for $71.4 million and $33.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. See Note 5, Stockholders’ Equity.
Contractual Obligations
Other than our voluntary debt repayments, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2025.
Off-Balance Sheet Financing Arrangements
At June 30, 2026 and September 30, 2025, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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
Item 4. Controls and Procedures
Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.
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
Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2026, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, other than as described below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During our most recent quarter, we implemented Oracle Retail Sales Audit (“ReSA”), which is used to support retail sales reconciliation and related financial reporting processes. ReSA is an application within the Oracle Retail suite that validates, reconciles, and audits point-of-sale transactions before sales data is sent to downstream systems, such as inventory, merchandising, finance, and reporting systems. The implementation impacts certain processes and controls within the Company's internal control environment. In connection with this implementation, management established new controls and modified existing controls to address risks associated with the new system and related business process changes.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Information regarding shares of common stock we repurchased during the quarter ended June 30, 2026, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30, 2026	516,296	$14.19	516,296	$413,948,081
May 1 - May 31, 2026	673,855	12.82	673,855	405,311,637
Jun 1 - Jun 30, 2026	709,789	13.21	709,789	395,936,131
Total this quarter	1,899,940	$13.34	1,899,940	$395,936,131
(1)The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(2)In May 2025, our Board approved a term extension through September 30, 2029, of our share repurchase program to repurchase up to $1.0 billion of our common stock, which was originally approved in August 2017.
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in iXBRL (contained in Exhibit 101)

*Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 3, 2026

	By:	/s/ Adrianne Lee
Adrianne Lee
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer