Form 10-K
period 2026-09-30
Sally Beauty Holdings, Inc.
filed 2026-11-10
CIK 1368458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2026
or
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to __________________
Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Windrose Ave	75024
Plano, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 777-5706
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SBH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2026, was approximately $1,311 million. At November 5, 2026, there were 90,729,935 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2027 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

In this Annual Report, references to the "Company,” “SBH,” “our company,” “we,” “our,” “ours,” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein that are not purely historical facts or that depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “might,” “anticipates,” or similar expressions may also identify such forward-looking statements.
Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors that could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A of this Annual Report on Form 10-K, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.
The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.
ii

PART I
ITEM 1. BUSINESS
Our Company
Sally Beauty Holdings, Inc. is a leading international specialty retailer and distributor of professional beauty supplies. As experts in hair color and care, we aim to empower our customers to express themselves through their hair and beyond. We operate two business segments that offer beauty products in key categories, including hair care, hair color, styling tools, and nails.
Sally Beauty (“Sally”) – An omni-channel retailer that offers professional-quality beauty supplies at attractive prices and provides education to retail consumers and salon professionals throughout North America, South America, and Europe. Sally operates primarily through retail stores (generally operating under the Sally Beauty banner) and digital platforms, including our www.sallybeauty.com website, a mobile commerce-based app, and third-party digital marketplaces.
Beauty Systems Group (“BSG”) – A leading full-service omni-channel distributor that offers professional beauty supplies exclusively to salons and licensed beauty professionals throughout the U.S., including Puerto Rico, and Canada. These salon professionals primarily rely on just-in-time inventory due to capital constraints and limited warehouse and shelf space. BSG operates through company-operated stores (generally operating under the Cosmo Prof banner), franchised stores, salon business consultants (“SBCs”), and digital platforms, including our www.cosmoprofbeauty.com website, a mobile commerce-based app, and chain portals.
The breadth, depth, and professional quality of our hair color, hair care, and nail assortment provide us with a differentiated core business in an industry which is otherwise fragmented. Due to our long history, brand heritage, product and process-specific knowledge, and training of associates, we provide unmatched hair color, hair care, and nail expertise to consumers. We also have strong positioning with suppliers given our focus and economies of scale of purchasing. By operating in a variety of channels, we are able to reach broad, diversified geographies, and customer segments using a variety of product assortments and tactics.
Operating and Growth Strategy
Our operating and growth strategy is guided by our vision to strengthen our position in our core category of professional hair color and capture growth opportunities across adjacent categories such as care, nails, and styling tools for both do-it-yourself (“DIY”) customers and professional stylists. Sally’s differentiation is to offer a vast array of hair color, hair care, and nail solutions for in-home use, supported by the content and education we provide our customers. Expanded assortment in fragrance, cosmetics, and skin care is giving customers more reasons to shop and discover new products. At BSG, we are one of the largest distributors of professional hair color and care products in North America, with an extensive portfolio of third-party brands servicing stylists and salons.
As we continue to build on our momentum, we are sharpening our focus to further elevate differentiation and enhancing our strategic initiatives to support this, while continuing to drive profitable growth.
Understand and Activate the Customer
As part of our strategic focus on deepening our relationships with our current customer base and expanding into new consumer markets, we are placing greater emphasis on personalization and bespoke customer journeys. Our DIY customers and professional stylists value the services, education, and innovation we provide. We are focused on expanding our personalization experiences across all customer touchpoints, deepening our customer insights to drive the richness of the personalization decisioning and targeting, and strengthening our omni-channel communication and customer connections.
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
We are focused on elevating our marketing partnerships with brands to enhance reach, relevance, and mutual value creation. Our marketing programs highlight brand partners’ products and competitive promotional offers to excite and empower existing and new customers. As part of our marketing transformation, we are advancing artificial intelligence enablement to support more relevant customer experiences, accelerate content development, and improve operational efficiency. We are also applying advanced media mix modeling to better understand the incremental impact of our marketing investments, inform spending across channels, and optimize marketing effectiveness. Together with the continued refinement of our brand messaging, these capabilities are designed to strengthen data-driven decision-making, improve returns on marketing investment, and support our strategic growth objectives.
Unlock and Harvest Digital Value
We plan to continue leveraging and enhancing our omni-channel business model that allows customers to shop in store, online, or through a hybrid approach such as our “buy online, pick up in store” (“BOPIS”) or 2-hour delivery options. In fiscal 2027, we plan to enhance the digital shopping experience through AI-enabled product search capabilities and continued improvements to our mobile applications, with a focus on simplifying product discovery, increasing customer engagement, and delivering more personalized experiences. Our online retail presence has grown to include digital marketplaces such as Amazon, DoorDash, Uber Eats, Shipt, Instacart, and TikTok, and continues to benefit from the existing Sally Beauty app on iOS and Android.
For BSG, we launched an update to the BSG app and e-commerce platform during fiscal year 2026 that is designed to deliver an improved user experience, enhanced personalization and modernized payment options. We believe this will fuel long-term benefits, including higher conversion, increased retention and engagement, and enhanced brand loyalty.
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
Differentiate with Product Assortment and Innovation
At Sally, we believe our continued investment in owned brand growth and innovation will help us attract new customers and strengthen loyalty. Our owned brands are a key differentiator relative to competitors, and we continued expanding our owned brand portfolio during the fiscal year. In addition, we brought to market many innovative products, including the Ion 24k hair care collection and Infrared styling tools. In fiscal 2027, we plan to refresh our largest owned brand, Ion, with updated packaging and marketing across the collection. Alongside our owned brands, we continue to expand our assortment of national brands and introduce new products across hair care, textured hair care, cosmetics, and fragrance, giving new and existing customers more reasons to shop.
At BSG, we continued to expand our professional beauty portfolio during fiscal 2026, introducing new brands such as Milkshake and Keratin Complex, as well as The Gel Bottle and Donna Bella Hair Extensions. We also expanded the distribution of existing brand partners, including K18, Unite, Verb, Moroccan Oil, AG Hair, Image, and Matter of Fact, across additional locations. In fiscal 2027, we plan to continue expanding our distribution footprint, strengthening our portfolio of leading professional brands, and introducing new products across our core hair color and hair care categories.
New Growth Pathways
In 2025, we launched Sally Ignited, a comprehensive initiative encompassing both physical and digital refreshes, category and brand expansion, and immersive experiences focused on discovery and community. As part of the Sally Ignited program, we are transitioning Sally Beauty from a “beauty supply house” to a modernized specialty beauty retailer. At the end of the fiscal year, 80 stores in various markets throughout the U.S. have been refreshed or opened, and we plan to expand Sally Ignited to 100 additional stores during fiscal year 2027. In these locations, we are prioritizing the customer journey and operational execution to deliver a superior in-store experience–one that encourages discovery, inspires and engages. We are seeing an improved customer experience in the newly renovated stores as customers are spending more time in-store and cross-shopping categories at an increased rate, as evidenced by basket growth coming from nails, cosmetics, and skin care. As we expand Sally Ignited, we expect to continue testing and refining elements of the store model and apply successful concepts to the broader Sally Beauty store fleet where appropriate. Along with our Happy Beauty Co. stores, we have opened shop-in-shop locations in some of our newly renovated Sally Beauty stores, allowing us to reach new customers as we build brand awareness. Additionally, we are seeing positive performance indicators, including units per transaction and average ticket value, at levels above the broader store fleet. We believe these results reflect the impact of our updated store design, marketing, and merchandising strategies.
Efficiency and Optimization
Our Fuel for Growth (“FFG”) program has contributed to improved profitability and operating efficiencies, achieving its targeted annualized run-rate savings in fiscal 2026. These savings have been realized across gross margin and selling, general and administrative expenses through initiatives designed to streamline operations, reduce costs and modernize key business processes.

Key initiatives included transitioning to pooled distribution, optimizing store shipping frequencies, implementing unassisted delivery to allow deliveries outside of store operating hours, renegotiating vendor pricing, improving sourcing and supply chain processes, and reducing non-trade spending. These efforts have generated meaningful transportation and operating cost savings while strengthening our overall cost structure.
Although the FFG program is largely complete, we remain focused on sustaining these efficiencies and identifying additional opportunities for improvement. The capabilities and processes established through the program provide a foundation to support future growth and continued operational improvement.

Store Design and Locations
Sally Beauty
Sally has retail stores in the U.S. (including Puerto Rico), Canada, Mexico, the United Kingdom (“UK”), Ireland, Belgium, France, Germany, the Netherlands, and Chile. Stores are designed to highlight our extensive product offerings and differentiated position in hair color, hair care, styling tools, and nails. We apply strong category management processes, including store specific planograms, to maintain consistent merchandise presentation across our store base. In the U.S. and Canada, our stores offer an average of 6,500 beauty products and average approximately 1,700 square feet in size. Stores are typically located in strip shopping centers, which are occupied by other high-traffic retailers such as grocery stores, mass merchants, and home improvement centers. Store formats, including average size and product selection, vary by marketplace to meet the needs of the local customer. As part of our strategic initiatives, we launched Sally Ignited, an initiative that includes a refresh of our store base to provide a better customer shopping experience.
We evaluate store renewals, remodels, and expansion opportunities across new and existing geographies. In existing marketplaces, we add stores to provide additional coverage and strategically close or relocate underperforming stores as necessary. In new marketplaces, Sally selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. Sally generally seeks to expand in geographically contiguous areas to leverage its expertise and brand recognition.
Our Happy Beauty Co. stores feature “Indie Beauty” third-party brands and our owned brands encompassing five key categories: cosmetics, skin care, bath and body, nails, and fragrance. The initial pilot stores were opened in the Dallas/Fort Worth, Texas and Phoenix, Arizona markets. At the end of fiscal year 2026, we launched our Happy Beauty Co. e-commerce site. Ahead of the holiday season, we plan to open ten additional mall locations in new U.S. markets. We continue to evaluate and refine this new concept, positioning Happy Beauty Co. as an “Indie Brand Headquarters,” with an emphasis on emerging trends, including Korean beauty and fragrance. Additionally, our marketing strategy emphasizes emerging brands, opportunities for customers to try products before purchasing, and influencer partnerships and social media to drive customer engagement and sales.
Sally’s store count for the past three fiscal years is summarized in the following table:

	Fiscal Year
	2026	2025	2024
Beginning store count	3,096	3,129	3,148
Opened	33	52	32
Closed	(67)	(85)	(51)
Ending store count (1)	3,062	3,096	3,129
(1)Includes 11, 20, and 12 Happy Beauty Co. stores for 2026, 2025, and 2024, respectively.
Beauty Systems Group
BSG stores, including franchise-based Armstrong McCall stores, are designed to highlight our extensive product offerings to salons and salon professionals. Our stores, on average, offer approximately 8,500 professional beauty products tailored to the territory and are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. Our company-operated stores average approximately 2,700 square feet, are located primarily in secondary strip shopping centers, and exclusively serve licensed beauty professionals.

BSG’s store count for the past three fiscal years is summarized in the following table:

	Fiscal Year
	2026	2025	2024
Beginning store count	1,326	1,331	1,338
Opened	28	22	14
Closed	(29)	(28)	(20)
Franchises opened	3	4	1
Franchises closed	—	(3)	(2)
Ending store count	1,328	1,326	1,331
Merchandise
We believe our product offerings, led by our hair color and hair care categories, provide us a competitive advantage. During the past three fiscal years, our hair color and care products accounted for more than 70% of our total consolidated sales. Key products included within our sales categories are as follows:
•Hair Color – Developer/lightener, semi-permanent/demi-permanent/permanent hair color, and toner
•Hair Care – Shampoo and conditioner, hair gels, creams, oils, serums, and other styling products
•Styling Tools – Hair dryers, irons, curling rods/rollers/pins, brushes/combs, clippers/trimmers/accessories, shears, razors, and salon accessories, including chargers for tools and appliances
•Nails – Polish, gel acrylics, dips, artificial nails, nail accessories, supplies, and tools
•Skin and Cosmetics – Cosmetics, cosmetic accessories, lashes and accessories, hair removal, skincare, jewelry, and fragrances
•Other Beauty Products – Salon chairs, dryers, shampoo bowls, and basics
Additionally, as a top destination to shop for professional color and care, our goal is to be in-stock in these core categories at every opportunity.
Sally Beauty
Sally carries an extensive selection of leading third-party, owned and exclusive-labeled brand professional beauty products across a variety of categories. As leaders in the beauty industry, we believe we are uniquely positioned to adapt and innovate within our brands, partnerships, and product offerings to provide the looks customers want. We believe this focus helps us attract new customers and keep long-term relationships with existing customers. During the fiscal year, we continued to focus on owned brands, driving growth in our top brands: Ion, Salon Care, Beauty Secrets, Bondbar, and Inspired by Nature. We continue to expand our hair care assortment, including color-safe care, professional-quality products, textured hair solutions, men’s grooming products, and mindful beauty brands such as Sauce Beauty and Soapbox. Lastly, we remain focused on nail care, with an expanded selection of gel and artificial nails.
We believe that many of our owned brands, available only from Sally, offer equal or better quality than leading third-party brands. During the fiscal years 2026, 2025, and 2024, our Sally owned brand sales have been approximately 36%, 35%, and 34%, respectively, of total Sally sales.
Beauty Systems Group
BSG carries an extensive, industry-leading selection of third-party branded products, many of which have exclusive distribution rights with us. We believe our established relationships with licensed stylists and salons, combined with our broad assortment, enable us to offer competitive pricing across a variety of product categories. Our assortment and distribution are unique in certain geographies, and we continue to pursue the acquisition of additional distribution rights as well as expand our channels of operations with our existing brand portfolio. As one of the largest North American distributors of professional hair color and care products, carrying an extensive selection of branded merchandise and educating on the latest technology and techniques are critical to maintaining relationships with our community of professional stylists and estheticians.
Marketing and Advertising
Sally Beauty
Sally uses an integrated and increasingly personalized marketing approach to acquire, engage, and retain customers across digital and physical channels. We reach existing and potential customers through digital advertising, e-mail, social media, text messaging, mobile app communications, experiential marketing, and other channels. We also leverage customer data and insights to make our marketing more relevant and personalized across the customer journey.
Our marketing strategy is centered on helping customers build the knowledge, inspiration, and confidence to achieve their beauty goals. Through education, content, product discovery, and community experiences, we seek to deepen customer engagement across hair color, hair care, nails, and other beauty categories while reinforcing Sally Beauty's position as a specialty beauty retailer.
During fiscal year 2026, we expanded our experiential marketing platform through COLORfest, which combines product discovery, education and community engagement. The platform began with a consumer activation in Los Angeles and expanded through COLORfest on Campus, a multi-market college tour. These activations introduced Sally Beauty and our product assortment to younger consumers in environments designed to encourage trial, education and discovery, complementing our broader customer acquisition and brand-building efforts.
We also use content creators, professional stylists, beauty experts, and Sally Beauty associates to educate and inspire customers across social and digital platforms. These voices help customers build confidence in salon-quality hair color, hair care, nails, and self-expression while demonstrating the breadth and accessibility of our assortment. Our Sally Beauty Associate Affiliate Program further extends this approach by enabling associates to share their expertise and product experiences directly with customers through social media.
During fiscal year 2026, we continued to enhance our brand-building capabilities through earned media, strategic partnerships, experiential programs, and public relations. Together with our content, creator, and personalization efforts, these initiatives are designed to strengthen brand relevance, build deeper relationships with customers and support the continued evolution of Sally Beauty as a modern specialty beauty retailer.
Beauty Systems Group
BSG’s marketing programs are designed to promote its extensive selection of brand partners’ products at competitive prices and to educate and engage existing and potential customers. We work closely with our vendors to provide promotional offers for certain products to target existing and potential customers. We distribute promotional material through multiple channels, including print mail, e-mail, SMS, mobile app push notifications, social media, trade shows, educational events, virtual education events, store personnel, and SBCs. As of September 30, 2026, we had a network of 547 SBCs who personally consult, support, and sell directly to salons and salon professionals. In addition, we believe that our digital platforms enhance other efforts intended to promote awareness of our products by salons and salon professionals.
Customer Loyalty
In the U.S. and Canada, we have more than 15 million active customers (shopped with Sally in the past 12 months), a majority of whom are part of our Sally Beauty Rewards Program. Our Sally Beauty Rewards Program is free to join and designed to encourage customer loyalty and repeat purchases. The program provides our loyalty customers the ability to earn points on their Sally purchases and to convert those points to Sally Beauty Rewards when certain thresholds are met. Through the program, these customers may also receive exclusive savings and personalized marketing offers.
In the U.S., we also offer our Sally customers the opportunity to apply for the Sally Beauty Rewards Credit Card, which provides additional benefits to Sally Beauty Rewards members. Additionally, we offer our Sally professional customers and BSG customers the opportunity to apply for the Cosmo Prof Rewards Credit Card, which provides (i) discounts on Cosmo Prof purchases or (ii) points through the Sally Beauty Rewards Program on Sally purchases.
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
Digital Strategy
We continue to expand our digital presence through our omni-channel business model, allowing customers to shop in stores, online, or through a combination of channels, including BOPIS and 2-hour delivery options. Our digital strategy focuses on enhancing the customer experience, expanding services for professional stylists, and providing education and expertise to support our customers. For fiscal years 2026, 2025, and 2024, our global e-commerce sales represented approximately 11.8%, 10.7%, and 9.8%, respectively, of our consolidated sales. Our digital initiatives include expanding third-party marketplaces and offering Licensed Colorist on Demand (“LCOD”) through our website, www.sallybeauty.com.

In Sally, we offer LCOD to provide our customers with a more engaging shopping experience. LCOD is our digital-focused initiative where customers can live chat with a licensed colorist by text, voice, or video to learn more about our hair color product offerings and how to use our products to achieve their desired results. This online option is available in all 50 states and appears as a chat box when customers are browsing our selection of hair color merchandise on our website. Additionally, our licensed colorists are strengthening their knowledge of the hair care category offering care solutions to maintain their color. We have also expanded our presence on third-party digital marketplaces, including Amazon, DoorDash, Uber Eats, Instacart, Shipt, and Tiktok, with Shipt and TikTok added during fiscal 2026. These marketplaces give customers more ways to shop with us, driving digital sales growth and attracting new customers to Sally.
Distribution
Our distribution centers primarily receive merchandise from U.S.-based suppliers, with a smaller portion sourced from international locations. Our distribution network supports our stores, franchise locations, SBCs, and ship-to-customer orders through a combination of parcel and freight carriers. We procure our owned brand merchandise from domestic and international vendors and collaborate with our suppliers and transportation providers to manage the flow of merchandise into our distribution centers.
Over the past several years, we have continued to invest in our end-to-end supply chain systems, processes, and distribution capabilities. These investments include the ongoing implementation of a modern, cloud-based warehouse management system designed to improve inventory visibility, standardize processes, and increase the flexibility and scalability of our distribution network across fulfillment channels. Separately, improvements in our distribution processes have enabled us to optimize delivery frequencies to a majority of our Sally Beauty and BSG stores in the U.S. and Canada, improving labor productivity and reducing transportation costs while maintaining service levels and improving in-stock availability.
Seasonality
Our business is generally not seasonal.
Our Competition
The primary competitive factors in our industry include the price of branded and owned brand products; exclusive distribution arrangements; the quality, perceived value, brand name recognition, packaging, and variety of the products sold; customer service; efficiency of distribution networks; and the availability of desirable store locations.
Sally competes primarily with beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, online retailers, drug stores, department stores, and supermarkets, as well as salons that sell hair care products. BSG competes primarily with beauty product wholesale suppliers, including online retailers and manufacturers selling their products directly to salons and salon professionals.
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
Our Suppliers
We purchase our branded merchandise directly from manufacturers through supply contracts and purchase orders. For fiscal year 2026, our five largest suppliers–Henkel AG & Co. KGaA; Wella Company; the Professional Products Division of L’Oreal USA S/D, Inc.; John Paul Mitchell Systems; and Kao Corporation–accounted for approximately 44% of our consolidated merchandise purchases. We have developed long-standing relationships with these and other suppliers, including certain exclusive arrangements, which we believe contribute to our competitive position. We purchase products from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or that expire without express rights of renewal.
Intellectual Property
In the U.S. and in other countries where we operate, we have registered or legally protected trademarks, copyrights, internet domain names, service marks and trade names that are used to promote and market our business, stores, digital platforms, and products. We believe many of these are well recognized and have significant value, including but not limited to the following: Sally®, Sally Beauty®, Cosmo Prof®, Armstrong McCall®, ION®, Beyond the Zone®, Generic Value Products®, Salon Care®, Silk Elements®, Bondbar®, Inspired by Nature®, Beauty Secrets®, Strawberry Leopard®, and Texture ID®.

Our Company Purpose & Values
Our Company Purpose & Values guide our culture and reflect the impact we seek to have on our associates, customers, and communities.
Our Purpose: TO INSPIRE A MORE COLORFUL, CONFIDENT, AND WELCOMING WORLD
Our Values:
•BE YOURSELF. Come as you are—everyone is welcome here.
•BE AN INSPIRATION. Share your passion and knowledge with your team, your customers, the world.
•BE BOLD. Dive in. Move fast. Say yes.
•BE AN OWNER. Drive growth. Create your future.
•BE PART OF SOMETHING BIGGER. Take care of each other, our community, and our planet.
More information on our Purpose & Values can be found at: www.sallybeautyholdings.com/our-company/purpose-and-values.
Human Capital Management
As of September 30, 2026, we had approximately 26,500 global associates, including approximately 11,000 full-time associates. We believe our associates are essential to our success, bringing diverse skills, knowledge, experiences, and capabilities to our business. At the front line interacting with our customers or behind the scenes supporting our field teams, our associates play a major role in our business. While we often emphasize our technology-based transformations and our wide variety of professional beauty products as key attributes, nothing happens or succeeds without our people.
In return for what they do for us, we strive to, among other things:
•Ensure our associates work in a safe, healthy environment;
•Provide competitive compensation and benefits packages that attract and retain talent in every facet of our business – stores, direct sales, distribution centers, and corporate headquarters. Our benefits range from medical, dental, and vision care–including options for our part-time associates–to 401(k), short- and long-term disability, and a robust Employee Assistance Program. We also provide paid parental leave for mothers, fathers, or partners upon the birth or placement of a child;
•Provide meaningful learning and development opportunities that strengthen our associates’ knowledge, capabilities, and professional skills; and
•Create an environment and culture where everyone can bring their true self to work because our differences are what make us beautiful. At SBH, we believe our focus on Culture & Belonging is crucial to improving how we interact with and influence our associates, customer environments, and broader communities. We are committed to providing a safe and inclusive environment for our associates and customers alike.
Associate Health & Safety
We strive to create a safe and healthy work environment for all associates.
We place a high value on the health and safety of our associates, customers, suppliers, and vendors. This commitment is evidenced, in part, by our background check policy for new hires, training and policy implementations related to handling both associate and customer incidents, partnerships to maintain the stores and make necessary repairs, as well as ongoing support in the field and at the support center.
Additionally, we value our partnerships with suppliers and vendors, and we understand the impact they can have on our associates. Thus, SBH has included rules governing their conduct, both with respect to expectations while interacting with our associates and, for our foreign suppliers, assurances that they too are providing a safe and healthy working environment for their associates.

Labor Practices
We provide competitive wages and benefits in a positive work environment where we focus on doing what is right.
We are an Equal Opportunity Employer with up-to-date policies, procedures, and practices with respect to important issues such as safety, discrimination, harassment, and retaliation. We provide focused training on these issues to our associates and managers.
We clearly communicate that any concerns related to issues such as discrimination, harassment, retaliation, and other issues such as wage law compliance and fraud should be reported immediately. We also communicate the avenues available to our associates to do so through our “SBH CARES” communications and posters. The reporting avenues include options to do so by phone or online through our “Employee Concern Line” and to do so anonymously if an associate prefers to take that approach.
We maintain processes and procedures designed to support compliance with applicable labor and employment laws, utilizing both internal and external resources.
We also emphasize the importance of taking care of our associates in our Company’s Code of Business Conduct and Ethics, the standard of conduct that applies to all of our associates, executive officers, and Board of Directors (the “Board”). The Code reflects the core principles of conducting our business as a good corporate citizen in compliance with all laws, rules, and regulations applicable to us and with regard for the welfare of our associates and providing equal opportunity to all associates and job applicants. You can review this important document at http://investor.sallybeautyholdings.com.
Associate Engagement, Development and Culture
We live our values, listen to our associates, and take action.
We make significant efforts to ensure our associates are informed, engaged, and excited about the work they are doing and contributions they are making to our Company and our customers. We are committed to providing associates with what they need to thrive and grow their career. We significantly invest in our talent processes and set clear expectations around leadership competencies and our cultural values at all levels in the organization. At SBH, we consider the whole end-to-end talent cycle of an associate to ensure we select exceptional people to represent our business and best serve our customer. This includes robust interviewing processes as well as comprehensive onboarding programs to ensure new hires are set up to succeed in their early stages of joining SBH. There is also a strong cadence of completing regular cycles of performance management, linked to our Company values and leadership competencies, as well as regular reviews of our talent and succession pipelines.
Importantly, we devote significant effort and resources to the development of our associates, including providing almost all of our associates access to state-of-the-art learning management systems. We use these platforms to provide specifically designed and interactive award-winning e-learning courses in sales and service, product and hair knowledge, compliance training, and health and safety.
We also place significant value and attention on responding to feedback and input from associates. This includes surveys regarding issues such as culture, belonging, and engagement. We review our team’s input and comments, identify common themes, and set out action plans to respond. We believe listening is crucial, but taking action and making commitments are even more important.
As discussed below, our efforts around Culture & Belonging are a core focus of our associate engagement and the work environment for our teams.
Culture & Belonging
At SBH we celebrate differences, inclusivity, and self-expression. This fundamental aspect of SBH’s culture is rooted in our belief that beauty is for everyone, and everyone should find their own path to beauty. Our associates and our customers care about celebrating diversity and self-expression. We want our Company and our stores to be places where all of our associates and customers feel valued for who they are and experience a sense of belonging.
We come together to create a culture for “One & All”
Culture & Belonging are at the heart of who we are as a company–at the Board level, throughout our global workforce and in our shared commitment to serving a diverse customer base and their communities.
At the Board Level: The Board supports the Company's commitment to Culture & Belonging through its oversight and leadership. Having diverse voices on the Board enhances the Board’s expertise, broadens its viewpoint, and sets the tone to encourage leaders at all levels of the Company to listen to the concerns of our associates and customers alike. Our

Compensation & Talent Committee provides hands-on oversight and guidance of our Culture & Belonging initiatives. The Board believes listening and responding to diverse voices is crucial to the Company’s success and long-term sustainability.
In Our Workforce: Our SBH team in the U.S. & Canada is approximately 90% women and approximately 50% people of color. In recent years, Newsweek has recognized SBH among America’s Greatest Workplaces, America’s Greatest Workplaces for Diversity, and America’s Greatest Workplaces for Women. We recognize and celebrate the bedrock values of inclusion, belonging, and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should–and do–reflect the various qualities of our customers and what they desire and expect from SBH. We also recently launched our new Cultural Committee to help bring a greater sense of community at our new headquarters office in Plano, Texas.
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
In Our Customer Base: Our customers span the entire continuum of age, gender, ethnic, and cultural diversity. We sell beauty products to treat and style every kind of hair; we deliver a tailored assortment of beauty products that serve the local communities where our stores are located. Serving the varied demographics and needs of our customers drives a culture and workforce that embraces and reflects the communities we serve.
We will continue to develop and evolve how we enhance Culture & Belonging throughout SBH. We recognize the value these initiatives bring to our Company, our associates, our customers, and the communities we serve.
More information on our approach to Culture & Belonging can be found at: www.sallybeautyholdings.com/our-company/culture-and-belonging.
Regulation
We are subject to federal, state, and local laws and regulations in the U.S., as well as laws and regulations in the foreign jurisdictions in which we operate. These laws and regulations govern, among other things, the composition, packaging, labeling, and safety of the products we sell, the methods we use to sell these products, and the methods we use to import these products.
For example, in the U.S., most of the products we sell and the content and methods of advertising and marketing that we utilize are subject to both federal and state regulations administered by a host of federal and state agencies, including, in each case, and among other agencies, one or more of the following: the Food and Drug Administration (the “FDA”), the Federal Trade Commission, and the Consumer Product Safety Commission. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. We also face comprehensive regulation outside the U.S., focused primarily on product labeling and safety issues, such as cosmetic regulations administered by the European Commission, Health Canada, the Mexico Ministry of Health (COFEPRIS), and the Public Health Institute of Chile (ISP). We believe we are in material compliance with the laws and regulations to which we are subject, although no assurance can be provided that this will remain true going forward or that we will not be required to incur meaningful expenses to comply with such laws and regulations.
As of September 30, 2026, we supplied franchised stores located in the U.S. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination, and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.
Access to Public Filings
Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information we file electronically with the SEC at www.sec.gov. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at our principal office. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS
Below, we describe risk factors that could materially affect our business, financial condition, or results of operations in future periods. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not known to us, or that we deem to be immaterial, also may materially adversely affect our business, financial condition, or results of operations in future periods.
Operational, Strategic, and General Business Risks
The beauty products retail and distribution industry is highly competitive and is consolidating.
We face significant competition from other beauty stores and outlets, salons, mass merchandisers, online retailers, drug stores, and supermarkets. The primary competitive factors in the beauty products retail and distribution industry are: price; quality; perceived value; consumer brand name recognition, packaging, and variety; availability; customer service; desirable and convenient store locations; in-stock inventory; and, with respect to e-commerce, the look and feel of our digital platforms, ease and security of the checkout process, delivery times, and costs. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or channel share, particularly because customers are able to quickly and conveniently comparison-shop and can determine real-time product availability using digital tools. This behavior can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors.
Some of our competitors have greater financial and other resources than we do and are less leveraged than our business and may therefore be able to spend more aggressively on advertising and promotional activities and may respond more effectively to changing business and economic conditions. Furthermore, there are few significant barriers to entry into the marketplace for most of the products we sell, making it easy for new market entrants to compete with us. We expect existing competitors, business partners, and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.
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
Our success depends in part on our ability, and our third-party brands’ ability, to anticipate, gauge, and timely react to changes in consumer spending patterns and preferences for specific beauty products. If we or our third-party brands do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. We may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition, and results of operations. Additionally, a large percentage of our Sally product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to invest significant amounts on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned or exclusive-label brand will meet consumer preferences, gain acceptance among our customer base, or generate sales to become profitable or to cover the costs of its development and promotion.
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
We are continuing the implementation of a significant number of strategic initiatives designed to acquire and retain customers, strengthen our digital foundation, improve operational efficiencies, and optimize our capabilities, including the expansion of our Sally Ignited store format, the development of our Happy Beauty Co. concept, the exit of the majority of our full-service operations across Europe, the closure of underperforming stores, and the consolidation of distribution centers. There can be no assurance that these or future strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our comparable sales will suffer and our growth prospects, financial results, profitability, and cash flows will also be adversely impacted.
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
We do not manufacture any products that we sell, but instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell.
Because we purchase products from many manufacturers and fillers pursuant to at-will contracts and contracts that can be terminated without cause upon 90 days’ notice or less or that expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells—for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.
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
From time to time, our suppliers ship products to us that fail to conform to our quality control standards. Suppliers’ failure to comply with our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls–any of which may have a material adverse effect on our results of operations and financial condition.
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
In addition, we directly source many of our owned and exclusive-label brand products, including, but not limited to, styling tools, salon equipment, sundries, and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, local business practices, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, acts of war or terrorism, or pandemics, could materially harm our operations to the extent they affect the production, shipment, or receipt of merchandise. Our operating results depend on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.
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
We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com, and mobile commerce-based apps) and abroad. We have undertaken initiatives to significantly advance our digital commerce capabilities and grow our e-commerce businesses. As a result, we are more susceptible to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our e-commerce operations, websites, and software and other related operational systems. Furthermore, our e-commerce businesses face significant competition from larger retailers with more established e-commerce platforms, as well as online retailers, including Amazon, and online store e-commerce platforms, such as Shopify.
Although we believe our participation in both e-commerce and in-store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both channels could create issues that have the potential to adversely affect our results of operations. For example, growth in our e-commerce business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in our e-commerce sales. Furthermore, as our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. Offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider utilizing competitive internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impacts of attracting existing rather than new customers, of experiencing conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our operating margin, profit, future growth, and comparable sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our business.
Diversion of professional products sold by BSG could have an adverse impact on our revenues.
Most of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and salon professionals or sold exclusively to their retail consumers. Despite our efforts to prevent it, incidents of product diversion occur, and our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted products may be old, tainted, or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers or choose to purchase other products altogether because of the perceived loss of brand prestige. In many instances, BSG is subject to certain anti-diversion obligations under these manufacturers’ contracts that, if violated, may result in the termination of such contracts. In addition, our investigation and enforcement of these anti-diversion obligations may require us to cease selling to customers suspected of diversion, which could impact BSG’s net sales.
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
Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies, and to close underperforming stores. While the capital requirements to open a Sally or BSG store (excluding inventory) vary attributable to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open, and we may be unable to optimize our store base, either of which could have a material adverse impact on our business, financial condition, and results of operations.
We may also incur costs associated with the closure of underperforming stores, and such store closures may adversely impact our revenues.
In addition, as we continue to open new stores, our management–as well as our financial, distribution and information systems–and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our business, financial condition, and results of operations may be materially affected.
We may, from time to time, seek to develop and introduce new store concepts. Our ability to succeed in the early stages of new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing, and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.
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
Certain leases have early termination options that can be exercised under certain specific conditions. Many of our lease agreements also have defined escalating rent provisions over the initial term and any extensions.
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses due to continued decreases in mall traffic, the highly competitive and promotional retail environment, or other factors, we may not be able to service our lease expenses or may need to incur additional indebtedness, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If our marketing, advertising, and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities. We use marketing, advertising, and promotional programs to attract customers through various media, including social media (e.g., Instagram, TikTok, Facebook), websites, streaming services, mobile applications, e-mail, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Disruption to certain media channels on which we advertise could have a material adverse effect on our results of operations and financial condition.
There has been a substantial increase in the use of social media platforms–including blogs, social media websites and other forms of digital communications–and the influence of social media influencers in the beauty products industry. Social media advertising and marketing continues to increase in importance as consumers are paying less attention to more traditional media. As a result, the success of our marketing and advertising programs are increasingly dependent on the effectiveness of industry influencers that we engage to promote our products. Actions taken by these individuals could harm our brand image and reputation. Our social media marketing efforts may not ultimately be successful, and the availability of these platforms may make it easier for smaller competitors to compete with us. Certain brands and retailers have become subject to boycotts and faced negative media attention for marketing campaigns or actions of influencers or team members that are amplified by social media, and there is no guarantee that we will not face such retail boycotts or negative media attention in the future.
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
Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives who possess extensive knowledge, experience, and managerial skill applicable to our business. Significant leadership changes or executive management transitions involve inherent risk, and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution, and future performance. In addition, from time to time, key executive personnel leave our Company, and we may not be successful in attracting, integrating, and retaining the replacement personnel required to continue to grow and operate our business profitably. While we strive to maintain robust succession planning to mitigate the negative impact associated with the loss of a key executive employee, an unplanned loss or unsuccessful transition could significantly disrupt our operations and could have a material adverse effect on our business, financial condition, and results of operations. We may similarly rely on other professional personnel and associates across our business, including those working in our corporate functions to facilitate our ongoing operations and support our strategic initiatives. The recruitment and retention of qualified individuals in these roles are vital elements of the success of our business.
We are also dependent on recruiting, training, motivating, managing, and retaining our store employees that interact with our customers daily. Many team members are in entry-level or part-time positions with historically high turnover rates. Competition for these types of qualified employees, especially in light of recent labor shortages among entry-level workers, is intense and the failure to attract, retain, and properly train qualified and motivated employees could result in decreased customer satisfaction, loss of customers, and lower sales. In addition, our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; and our reputation within the labor market. Our inability to control our labor costs could affect our results of operations and could result in lower margins in our two segments.

The integration and use of artificial intelligence (“AI”) and similar technology in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.
We are integrating AI into our business, including machine-learning AI and generative AI tools that collect and analyze data to support our business operations and customer-facing interactions. We also use products and services from third parties that use integrated AI technology. The use of AI tools and technology presents many challenges and risks to our business. Data sets used by AI may be overbroad, insufficient, or contain flawed or otherwise biased information. AI tools that we use may include flaws in algorithms, which may create biased or inaccurate outcomes and may generate offensive, illegal, malicious, or otherwise harmful content that could adversely impact our brand, reputation, business, or customer base.
Since we use AI in customer-facing interactions, any inaccuracies in AI responses could affect customer satisfaction, lead to misinformation, and harm our brand. Unintended consequences due to the use of AI may lead to regulatory issues, reputational or financial harm, and operational disruptions. The use of AI may also increase the risks to us of data breaches, malware, ransomware, data loss and theft, or the improper handling of sensitive information, which could result in adverse financial and regulatory consequences. The rapid development and adoption of AI, AI-adjacent technology, and AI’s competitive use cases may make it more difficult for us to compete in our industry. Emerging forms of autonomous or “agentic” AI–capable of taking independent actions to pursue goals–may amplify these risks by enabling competitors to operate faster, more efficiently, or more creatively at scale. Failure to keep pace with or properly govern such technologies could materially disadvantage us in innovation, customer engagement, and operational performance.
Further, our use or adoption of AI technologies in our businesses may increase our exposure to copyright infringement or other intellectual property misappropriation claims by third parties, which may require us to pay compensation or license fees to third parties. At the same time, there is increasing focus on investigating, preventing, and taking action against alleged misappropriation of intellectual property, which has resulted in increased scrutiny, investigations, enforcement actions, and litigation relating to intellectual property infringement. Although we have adopted and continue to optimize measures to proactively verify the products sold on our marketplaces for infringement and to minimize potential infringement of third-party intellectual property rights through our intellectual property infringement complaint and take-down procedures, these measures may not always be successful.

Additionally, our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. Further, we may become increasingly reliant on AI technology and tools in the future. The legal, regulatory, and compliance environments surrounding the design and use of AI technology–involving federal, state, and foreign regulators–are evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities, and defamation. Any of these risks could have an adverse effect on our business, reputation, and results of operations.

General Economic, Market and Foreign Risks
The political, social, and economic conditions in the locations that we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition, and results of operations.
Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over inflation, interest rates, tariffs and trade policies, labor shortages, energy costs, geopolitical issues, and conflicts and wars, as well as uncertainty with respect to elections, terrorism, civil unrest, the availability and cost of credit, the mortgage market, and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include the following: inflation, general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, and consumer confidence in future economic conditions. A prolonged economic downturn or acute recession can adversely affect consumer spending habits and result in lower-than-expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the disruption to the global economy and to our business, along with any sustained decline in our stock price, could lead to triggering events that may indicate that the carrying value of certain assets–including inventories, accounts receivable, long-lived assets, goodwill, and other intangible assets–may not be recoverable, which could lead to impairment or other asset write-downs in the future.
Price inflation for labor, materials, and services could adversely affect our business, results of operations, and financial condition.
Over the past several years, we have experienced inflationary pressures affecting costs for labor, materials, and services. These pressures may persist or increase, and we may not be able to fully offset higher costs through pricing actions or operational efficiencies. Our ability to raise prices to reflect increased costs may be limited by competitive conditions and customer demand, which could adversely affect our margins and profitability.
The occurrence of large-scale catastrophes or crises, including natural disasters, acts of violence, conflicts, wars or terrorism, and global health crises, could adversely affect our operations and financial performance.
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
Many of our products are sold outside of the U.S. As a result, we conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Recently, these foreign currencies have strengthened significantly against the U.S. dollar. Our international revenues and expenses are generally derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials, transportation, and freight more expensive and more difficult to finance. Foreign currency fluctuations could similarly have an adverse effect on our results of operations and financial condition.
We are subject to risks related to our international operations.
We operate on a global basis, and approximately 18% of our net sales in fiscal year 2026 were generated outside the U.S. Our non-U.S. operations are subject to many risks and uncertainties, including those resulting from ongoing instability or changes in a country’s or region’s economic, regulatory, or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk, and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers, or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base, and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting U.S. laws and regulations applicable to such non-U.S. operations, such as those laws and regulations relating to sanctions, boycotts, and improper payments.
In addition, sudden disruptions in business conditions as a consequence of the occurrence, or threat of, large-scale international events such as terrorist attacks, war, or other military action, including the ongoing geopolitical conflicts, pandemics, or other crises or vulnerabilities or as a result of adverse weather conditions or climate changes, may have an impact on consumer spending, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows as well as the trading price of our securities.
Moreover, the current U.S. administration has enacted tariffs on imports from various countries. The current U.S. administration has increased, and may increase in the future, current tariffs, and may impose additional tariffs and expand tariffs to capture goods from countries not previously captured. While we have been and continue to execute against an aggressive tariff mitigation plan that includes cost reductions from vendors, moving production to lower cost markets, and cost savings in other areas of the business as well as targeted price increases, we may not be able to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The current tariffs, along with any additional tariffs, changes in duty regimes, or retaliatory trade restrictions implemented by the U.S. or by other countries as well as any fluctuation in foreign exchange rates as a result of such activity, could adversely affect customer sales, including potential delays in products received from our vendors and our cost of goods sold, which could materially impact our business and financial results.
A reduction in traffic to, or the closing of, other retailers in shopping areas where our Sally stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.
As a result of our real estate strategy, most of our Sally stores are located in strip shopping centers. These strip shopping centers are occupied by other high-traffic retailers such as grocery stores, mass merchants, and home improvement centers. Because most of our Sally stores are located in strip shopping centers, our sales are derived in part from the volume of traffic generated by the nearby high-traffic retailers. A reduction in customer traffic to these strip shopping centers, including as a result of the closure of stores in the strip shopping center, a regional, or global economic downturn, an outbreak of flu or other viruses, a general downturn in the local area where our Sally store is located, or a decline in the desirability of the shopping environment of a particular strip shopping center, could reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.
Regulatory, Legal, and Cybersecurity Risks
Legal proceedings, including litigation, regulatory proceedings, and other claims, and the outcome of such proceedings, litigation, or claims, could have a material adverse effect on our business, financial condition, and cash flows.
From time to time, we are a party to claims, litigation, including single-plaintiff and class action litigation, and other legal proceedings that arise in the ordinary course of our business, including matters involving employment, premises, real estate, intellectual property, and product litigation. These matters could ultimately result in losses or liabilities to our business. There is inherent uncertainty in the assessment of the potential outcomes of these matters, and the ultimate resolution of these matters could differ from our predictions. Such outcomes may have a material adverse impact on our consolidated financial position, results of operations, or cash flows. See Note 15 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information on litigation and other legal proceedings.
If products sold by us are found to be defective in labeling or content, the credibility and reputation of our Company and the brands we sell may be harmed, acceptance of our products may decrease, and we may be exposed to liability that exceeds our products liability insurance coverage and manufacturer indemnities.
We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on manufacturers’ and fillers’ representations regarding the composition, manufacture, and safety of the products we purchase from them as well as on the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls, or other regulatory or enforcement actions initiated by federal, state, or foreign regulatory authorities or through private causes of action. Such claims, recalls, or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances, or that we knew or should have known of an alleged defect. For example, numerous cases continue to be filed against beauty product manufacturers and distributors, alleging harm from chemical hair straighteners and hair relaxer products, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Such claims could have an adverse impact on our reputation.
Any actual defects or allegations of defects in products sold by us could result in adverse publicity and could harm our reputation or the reputation of the manufacturer, which could adversely affect our business, financial condition, and results of operations. Although we may have both indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is uncertain if any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us or that all losses would be covered by such indemnification rights or insurance policies. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, there could be an adverse effect on our business, financial condition, and results of operations.
We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations.
We are subject to laws and regulations in each marketplace in which we do business, both inside and outside of the United States and multiple levels of government. These laws and regulations govern, among other things, the composition, packaging, labeling, and safety of the products we sell as well as the methods we use to sell and import these products. Non-compliance with applicable laws and regulations, including the FDA and similar authorities in other jurisdictions–by us or the manufacturers and fillers of the products sold by us–could result in fines, product recalls, and enforcement actions and could otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition, and results of operations.
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
Environmental impacts and increased focus by stakeholders on environmental issues could adversely affect our business, financial condition, and operating results.
Short- and long-term effects of climate change may result in the increased frequency, intensity, and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ raw material costs and the production of products we sell. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores.
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
If we fail to protect our intellectual property rights, or if we are found to infringe on the intellectual property rights of others, then it could materially and negatively impact our business.
We rely upon trade secrets and know-how to develop and maintain our competitive position. Additionally, our trademarks, certain of which are material to our business, are registered or legally protected in countries in which we operate. The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We protect our intellectual property rights through a variety of methods, including, but not limited to, applying for and obtaining trademark protection. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information. While we intend to vigorously protect our intellectual property rights against infringement, we may not be successful. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our intellectual property rights are expected to continue to be substantial.
The industry in which we operate is characterized by the need for the registration or protection of a large number of copyrights, trade secrets, and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may at any time assert that our products, or the advertisements for those products, violate such party’s intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our marketing campaigns or products or obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether.
We may be adversely affected by any disruption in our information technology systems or those of third-party service providers on which we depend.
Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We increasingly rely on third-party service providers, including providers of cloud-based and software-as-a-service applications and providers that perform or support certain business processes and technology functions on our behalf. As a result, the successful operation of our business depends in part on the availability, reliability, security, performance, and continued operation of systems and services that are not under our direct control, and disruptions or deficiencies at these providers could adversely affect our operations, data integrity, financial reporting processes, and internal control environment.
A substantial disruption in our information technology systems or those of third-party service providers, for any prolonged time period (e.g., exceeding system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and could adversely affect our customer service and relationships. In addition, our information technology systems may be vulnerable to fire, natural disasters, power outages, systems disruptions, systems conversions, security breaches, cyberattacks, phishing attacks, computer viruses, and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service customers. Such delays, problems, or costs may have a material adverse effect on our business, financial condition, and results of operations.
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
As part of our operations, we, together with third parties acting on our behalf, receive, process, and maintain sensitive and confidential information about our customers, employees, and other third parties. Processing, maintenance, and transmission of information is a critical part of our business operations. We have physical, technical, and procedural safeguards in place that are designed to protect information and protect against security and data breaches, fraudulent transactions, and other disruptive activities. Despite these and other safeguards, our systems and processes may be vulnerable to security breaches and cyber-attacks, which are evolving and increasingly sophisticated (such as denial-of-service, ransomware, phishing, supply chain and social engineering attacks, AI-enabled attacks including deepfake voice or video impersonation, and the fraudulent use of identities to obtain employment or system access), as well as to physical breach, vandalism, sabotage, user malfeasance, viruses, misplaced or lost data, and inadvertent data disclosure by third parties or us.
A significant data security breach, including misappropriation of confidential information from our customers, vendors, or employees, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings, or litigation, legal, forensic, and consulting fees and expenses, costs, and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers, and others, any of which could have a material adverse impact on our business, financial condition, and operating results. Relatedly, if our third-party suppliers or vendors are subject to cyber-attacks, data breaches, other security incidents or disruption of information technology systems or software, such events could expose us to liability, damage our reputation, and have a material adverse effect on our business. While we carry insurance intended to mitigate losses in connection with security breaches and cyber incidents, insurance may be insufficient to fully compensate us for potentially significant losses.
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
Failure to comply with rapidly evolving data privacy laws could materially adversely affect our business, financial condition, and operating results.
We are subject to an evolving body of laws, rules, regulations, guidelines, and principles regarding data privacy and security, the scope and impact of which are uncertain. Regulations have been enacted in the United States, the European Union (“EU”), and elsewhere dealing with the collection and use of personal information obtained from their citizens, violations of which may incur monetary fines, and there has been an increase in private rights of action. For example, the California Privacy Rights Act (“CPRA”) expanded consumer privacy rights and extended application of the California Consumer Privacy Act to our California employees in 2023. We also continue to monitor our compliance with the General Data Protection Regulation (“GDPR”) for both the EU and the UK, the latter of which has been applicable post-Brexit. Noncompliance with such laws, rules, regulations, guidelines, and principles could subject us to fines, damages, liabilities, and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and cash flows.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of federal, state and local governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board (“FASB”). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by U.S. federal and state legislatures, making compliance more difficult and uncertain. For example, compliance with California’s recently adopted climate-related reporting requirements, and similar proposals by state regulators and other international regulatory bodies, could be costly, difficult, and time consuming, especially as reporting standards are still evolving. Stakeholder expectations regarding environmental, social, and governance (“ESG”) related matters continue to evolve, with many investors, customers, and team members having differing views on ESG-related matters. These evolving and divergent expectations may make it difficult for us to satisfy all stakeholder expectations with respect to ESG related matters. Failure to meet stakeholder expectations may result in damage to our reputation and brand, which as a consumer facing business could negatively impact our sales. These evolving rules, regulations, and expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.
Financial Risks
Our comparable sales and quarterly financial performance may fluctuate for a variety of reasons.
Our comparable sales and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including the following:
•changes in our merchandising strategy or mix;
•the fact that a portion of a typical new store’s sales come from customers who previously shopped at other existing stores;
•the timing and effectiveness of our marketing and promotional activities and those of our competitors;
•the effects of severe weather events or other natural disasters;
•the number and type of shopping days in a quarter;
•fluctuations in the cost to purchase products we sell;

•store closures; and
•worldwide economic conditions and, in particular, the retail sales environment in North America and Europe.
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
Our term loan B facility (“TLB”) and any future borrowings under our $500 million asset-based senior secured loan facility (“ABL Facility”) are subject to variable rates of interest and therefore expose us to interest rate risk. If interest rates were to increase, our debt service obligations on any variable rate indebtedness would increase, even if the principal amount borrowed remained the same, and our net earnings and cash flows would correspondingly decrease. We have used and may in the future enter into derivative instruments, such as interest rate caps and swaps, to reduce our exposure to changes in interest rates on our TLB. We may not maintain derivative instruments with respect to all of our variable rate indebtedness, however, and any instruments we enter into may not fully mitigate our interest rate risk.
We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future, and our ability to react to changes in our business.
As of September 30, 2026, certain of our subsidiaries, including Sally Holdings LLC (“Sally Holdings”), had an aggregate principal amount of approximately $795 million of outstanding debt.
Our substantial debt could have significant consequences. For example, it could have the following impact:
•make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures, share repurchases and other general corporate purposes;
•restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which could limit our ability to conduct repurchases of our own equity securities or pay dividends to our stockholders, thereby limiting our ability to enhance stockholder value through such transactions;
•increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our ABL Facility and our TLB;
•place us at a competitive disadvantage compared to our competitors who have proportionately less debt or comparable debt at more favorable interest rates and who, as a result, may be better positioned to withstand economic downturns;
•require us to comply with restrictive covenants that may restrict our ability to, among other things, pay dividends, conduct share repurchases, make acquisitions, dispose of assets or prepay debt;
•limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase; and
•limit our flexibility to adjust to changing market conditions and ability to withstand competitive pressures, or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business.
Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition, and results of operations.
Each of our ABL Facility, TLB, and senior notes contain certain covenants and restrictions with which we are required to comply. Our ability to comply with these covenants and restrictions may be affected by economic, financial, and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under the relevant governing instruments, which could permit the applicable lenders or senior note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders holding secured obligations, such as the lenders under the ABL Facility, could proceed against the collateral that secures such unpaid debt. In any such case, our subsidiaries may be unable to borrow under the ABL Facility and may not be able to repay the amounts due under the senior notes and the TLB. This could result in serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2026, our ABL Facility provided us commitments for additional borrowings of up to approximately $482.4 million, subject to borrowing base limitations, outstanding letters of credit, and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all our debt obligations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management Strategies
Our Company is committed to protecting the privacy and security of customer information and the integrity of our information technology systems. We have developed and implemented a cybersecurity risk management program (“Cybersecurity Program”) that is tailored to address specific risks in the retail industry, using a flexible approach informed by our deep understanding of attacker methodologies, targeted assets, and industry best practices. The Cybersecurity Program is intended to protect the confidentiality, availability, and integrity of our information and critical systems by continually monitoring, assessing, identifying, and mitigating cybersecurity risks. The Cybersecurity Program is part of our integrated risk management process and includes, but is not limited to, the following features:
•Regular phishing simulations and cybersecurity awareness training, including enhanced training for higher-risk users.
•Cybersecurity insurance coverage intended to help mitigate certain financial losses associated with potential cyber incidents.
•Security monitoring and protection capabilities for endpoints and cloud environments, including the detection of malicious activity and anomalous behavior.
•External threat monitoring and response capabilities designed to help identify and address phishing, fraud, account takeover, brand abuse, and other threats.
•A risk-based vulnerability management process that identifies, assesses, prioritizes, and addresses vulnerabilities based on factors such as severity and active exploitation.
•A risk-based third-party cybersecurity program that may include security assessments, SOC report reviews, penetration testing, and security architecture reviews based on the nature of the third-party relationship and the level of access to Company systems or sensitive information.
In addition, we have a written cybersecurity incident response plan (“Response Plan”) that is reviewed and updated, if necessary, at least annually. The Response Plan includes a cross-functional incident response team comprised of various key executive representatives from different departments in our organization, such as our Chief Information Security Officer (“CISO”) and General Counsel, that are tasked with assessing the scope, nature, and potential impact of incidents. Significant findings are communicated, as appropriate, to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), the Board, and the Disclosure Committee, the latter of which is comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of the CEO and CFO.
We regularly engage independent third parties to assess our Cybersecurity Program, including an annual cybersecurity risk and maturity assessment benchmarked against industry practices. We conduct annual third-party penetration testing focused on our highest-risk areas globally. These assessments are supplemented by red team exercises and real-world incident response simulations to continually improve our security posture.
As of the date of this Annual Report, we are not aware of any cybersecurity risks, including those resulting from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For more information related to our cybersecurity risks, see Item 1A. “Risk Factors–Regulatory, Legal, and Cybersecurity Risks” within this Annual Report.
Governance
The Board understands the critical importance of managing evolving risks associated with cybersecurity threats. The Board has responsibility for overseeing risks related to the cybersecurity threat landscape, including data protection and security breach readiness. Our CISO reports directly to the Chief Information Officer and is responsible for the operation of our Cybersecurity Program. Our CISO brings over 25 years of experience in information security, including more than 10 years as a Chief Information Security Officer in the retail industry. This experience includes leading cybersecurity programs and implementing strategies to protect critical data and information systems.
The CISO is regularly informed of cybersecurity risks and incidents through the Company’s monitoring, risk-management and incident-response processes, with significant matters escalated to executive management and the Board as appropriate.
At least quarterly, the CISO delivers a detailed report to the full Board on data protection and cybersecurity matters. Topics covered by these reports include, but are not limited to, risk identification and management strategies, cybersecurity strategy and governance structure, consumer data protection, the Company’s ongoing risk mitigation activities, learnings from data security incidents of peer companies, results of third-party assessments and testing, and updates on annual associate training and other specific training initiatives.

ITEM 2. PROPERTIES
All of our company-operated retail stores, as well as several distribution centers and office locations, are leased. We own four warehouse/distribution centers. Our store leases generally have initial terms of five to ten years, with customary renewal options. The following table provides the number of stores by state and international market as of September 30, 2026:

	Sally	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	39	12	2
Alaska	4	3	—
Arizona	74	35	3
Arkansas	23	11	—
California	242	153	—
Colorado	45	19	—
Connecticut	21	20	—
Delaware	6	2	—
Florida	165	75	2
Georgia	72	29	—
Hawaii	6	5	—
Idaho	14	12	—
Illinois	76	49	—
Indiana	50	32	—
Iowa	23	10	—
Kansas	18	8	—
Kentucky	40	21	—
Louisiana	33	—	16
Maine	7	4	—
Maryland	24	22	—
Massachusetts	37	27	—
Michigan	63	35	—
Minnesota	32	18	—

	Sally	BSG
Location	Company- Operated	Company- Operated	Franchise
Mississippi	23	2	6
Missouri	40	15	—
Montana	8	7	—
Nebraska	17	8	—
Nevada	31	15	—
New Hampshire	13	8	—
New Jersey	34	12	—
New Mexico	22	4	3
New York	66	43	—
North Carolina	85	37	—
North Dakota	4	5	—
Ohio	104	56	—
Oklahoma	38	2	6
Oregon	32	14	—
Pennsylvania	74	57	—
Puerto Rico	37	11	—
Rhode Island	5	4	—
South Carolina	35	14	—
South Dakota	5	4	—
Tennessee	56	31	—
Texas	271	6	97
Utah	31	23	—
Vermont	1	1	—
Virginia	46	33	—
Washington	47	29	—
West Virginia	11	7	—
Wisconsin	30	27	—
Wyoming	4	—	—
Total United States (including Puerto Rico)	2,284	1,077	135
Outside the United States
Mexico	264	—	—
United Kingdom	207	—	—
Canada	110	116	—
France	65	—	—
Belgium	53	—	—
Chile	32	—	—
Netherlands	22	—	—
Germany	13	—	—
Ireland	12	—	—
Total International	778	116	—
Total Store Count	3,062	1,193	135

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2026:

Location	Type of Facility	Approximate Sq. Feet	Business Segment
Company-Owned Properties:
Reno, Nevada	Warehouse	253,000	Sally
Columbus, Ohio	Warehouse	246,000	Sally
Jacksonville, Florida	Warehouse	237,000	Sally
Ronse, Belgium	Office, Warehouse	91,000	Sally

Leased Properties:
Plano, Texas	Corporate Headquarters	145,000	N/A
Fort Worth, Texas	Warehouse	494,000	Sally & BSG
Greenville, Ohio	Warehouse	245,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	Sally
Spartanburg, South Carolina	Warehouse	190,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	Sally
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	Sally
Ghent, Belgium	Warehouse	67,000	Sally
Calgary, Alberta, Canada	Warehouse	60,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	50,000	BSG

ITEM 3. LEGAL PROCEEDINGS
We are involved, from time to time, in various claims, administrative proceedings and lawsuits incidental to or arising from the conduct of our business, which may range from individual claims to class action litigation. We carry insurance coverage above our self-insured retention levels in amounts we believe are reasonable under the circumstances, although such coverage may not fully cover our liabilities related to these matters. Although the ultimate disposition of these claims and proceedings cannot be predicted with certainty, we do not currently believe the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows, or results of operations. However, there can be no assurance that future adverse judgments or associated costs will not be material to our financial position, cash flows, or results of operations for a particular period. See Note 15 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information on legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the symbol “SBH.”
As of November 5, 2026, there were 348 stockholders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
We have not declared or paid dividends on our common stock during the two fiscal years prior to the date of this Annual Report. We currently anticipate we will retain future earnings to support investments in our business, to repay outstanding debt, or to return capital to shareholders through share repurchases. Any determination to pay dividends will be made at the discretion of the Board and will depend on our financial condition, results of operations, contractual restrictions, including under our debt agreements and instruments, cash requirements, and other factors the Board deems relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the Company’s repurchases of shares of its common stock, excluding the impact of excise taxes, during the three months ended September 30, 2026:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	603,546	$14.76	603,546	$387,029,371
August 1 - August 31, 2026	1,166,547	16.46	1,166,547	367,827,501
September 1 - September 30, 2026	818,950	16.36	818,950	354,430,213
Total	2,589,043		2,589,043
(1)The table above does not include 767 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.
(2)The calculation of the average price paid per share includes the impact of commissions paid to brokers in connection with the shares repurchased.
(3)In May 2025, the Board approved a term extension through September 30, 2029, of our Share Repurchase Program to repurchase up to $1.0 billion of our common stock, which was originally approved in August 2017. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be purchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Company Stock Performance
The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“SRI”) assuming $100 was invested in each on September 30, 2021, and dividends, if any, were reinvested. The SRI is an unmanaged index and provides a comprehensive view of companies that operate primarily in the U.S. retail sector.

COMPARSION OF 5 YEAR CUMULATIVE TOTAL RETURN
Sally Beauty Holdings, Inc.
S&P 500
SRI
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
9/21
9/22
9/23
9/24
9/25
9/26

	September 30,
	2021	2022	2023	2024	2025	2026
Sally Beauty Holdings, Inc.	$100.00	$74.78	$49.73	$80.53	$96.62	$97.45
S&P 500	100.00	84.53	102.80	140.17	164.84	190.78
SRI	100.00	65.56	74.51	110.73	159.48	108.61
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section discusses management’s view of the Company’s financial condition and results of operations for fiscal year 2026 compared to fiscal year 2025. This section should be read in conjunction with the audited consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report. Our fiscal year ends on September 30 of each year (fiscal year 2026 ended on September 30, 2026). Unless otherwise stated, years in this discussion refer to fiscal years rather than calendar years. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for a discussion of the financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024.
Our Company
Sally Beauty Holdings, Inc. is a leading international specialty retailer and distributor of professional beauty products, including hair color, hair care, styling tools, and nails. We operate through two reportable segments:
•Sally Beauty (“Sally”) – An omnichannel retailer offering professional-quality beauty products to retail consumers and salon professionals through company-operated stores and digital channels.
•Beauty Systems Group (“BSG”) – A distributor of professional beauty products exclusively to licensed beauty professionals and salons, operating through company-operated and franchised stores, salon business consultants (“SBCs”), and digital channels.
Financial Summary for Fiscal Year Ended September 30, 2026:
•Consolidated net sales increased $33.1 million, or 0.9%, to $3,734.6 million and included a favorable impact from changes in foreign currency exchange rates of $27.0 million, or 0.7% of consolidated net sales;
•Consolidated comparable sales increased 0.5% compared to the prior fiscal year;
•Global e-commerce sales accounted for 11.8% of our consolidated net sales;
•Consolidated gross profit increased by $33.0 million, or 1.7%, to $1,943.7 million. Gross margin increased 40 basis points to 52.0% compared to the prior fiscal year;
•Consolidated operating earnings decreased $1.4 million, or 0.4%, to $326.5 million. Operating margin was 8.7% compared to 8.9% in fiscal 2025, which included a $26.6 million gain on the sale of our former corporate headquarters;
•Consolidated net earnings increased $4.2 million, or 2.1%, to $200.1 million;
•Diluted earnings per share were $2.02 compared to $1.89 for 2025;
•Cash provided by operations was $322.6 million compared to $274.8 million in 2025; and
•Cash generated from operations supported the repayment of $80.0 million of debt and the repurchase of 7.5 million shares for $113.9 million under our Share Repurchase Program.
Trends Impacting Our Business
The macroeconomic environment remains uncertain and continues to affect consumer and stylist purchasing behavior and the cost of products and services. Although economic activity and consumer spending have remained relatively resilient overall, consumers continue to face pressure from inflation, borrowing costs, and uncertainty associated with evolving trade policies, tariffs, and geopolitical developments. These conditions continue to contribute to price sensitivity and value-oriented purchasing behavior, particularly with respect to discretionary products and additions to the shopping basket.
In response to these conditions, we remain focused on delivering value and convenience while differentiating our product assortment and customer experience. Within our Sally business, we continue to refine our promotional and performance marketing strategies, deepen personalization and loyalty engagement, expand our digital marketplace and delivery capabilities, and emphasize product innovation and relevant value offerings. Within our BSG business, expanded distribution rights and new brand innovation continue to enhance our assortment and support our ability to meet the evolving needs of professional stylists.
We continue to monitor inflation, tariffs, energy and other input costs, foreign currency exchange rates, interest rates, and changes in consumer and stylist demand. Our mitigation efforts include sustaining operational efficiencies achieved through our Fuel for Growth program, optimizing sourcing and promotional strategies, managing pricing and product mix, and expanding our digital and delivery partnerships. While these actions have helped mitigate certain macroeconomic pressures, the magnitude and duration of these conditions, and their ultimate effects on consumer demand, product costs, and our results of operations remain difficult to predict.
Comparable Sales
We believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and from e-commerce revenue. Additionally, comparable sales include sales to franchisees and full-service sales. Our comparable sales amounts exclude the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquired stores is excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales may not be the same as other retailers, as the calculation varies across the retail industry.

Results of Operations
Key Operating Metrics
The following table provides information concerning key measures that we use to assess our operating performance:

	Fiscal Year Ended September 30,		2026 vs 2025
($ in 000s)	2026	2025	Amount	%
Net sales:
Sally	$2,141,722	$2,094,363	$47,359	2.3%
BSG	1,592,845	1,607,061	(14,216)	(0.9)%
Consolidated	$3,734,567	$3,701,424	$33,143	0.9%
Gross profit:
Sally	$1,301,908	$1,272,559	$29,349	2.3%
BSG	641,818	638,189	3,629	0.6%
Consolidated	$1,943,726	$1,910,748	$32,978	1.7%
Gross margin:
Sally	60.8%	60.8%	—	bps
BSG	40.3%	39.7%	60	bps
Consolidated	52.0%	51.6%	40	bps
Net earnings:
Segment operating earnings:
Sally	$333,835	$326,667	$7,168	2.2%
BSG	202,144	196,361	5,783	2.9%
Segment operating earnings	535,979	523,028	12,951	2.5%
Unallocated expenses (a)	209,526	195,218	14,308	7.3%
Consolidated operating earnings	326,453	327,810	(1,357)	(0.4%)
Interest expense	56,352	64,393	(8,041)	(12.5)%
Earnings before provision for income taxes	270,101	263,417	6,684	2.5%
Provision for income taxes	70,023	67,539	2,484	3.7%
Net earnings	$200,078	$195,878	$4,200	2.1%
Number of stores at end-of-period (including franchises):
Sally	3,062	3,096	(34)	(1.1)%
BSG	1,328	1,326	2	0.2%
Consolidated	4,390	4,422	(32)	(0.7)%
Comparable sales growth (decline)
Sally	1.5%	0.4%	110	bps
BSG	(0.8)%	0.2%	(100)	bps
Consolidated	0.5%	0.3%	20	bps
(a)Unallocated expenses represent certain corporate costs, including share-based compensation expense, that have not been charged to our segments and are included in SG&A expenses in our consolidated statements of earnings. Additionally, unallocated includes certain costs related to our Fuel for Growth initiative. In 2025, unallocated expenses is net of a $26.6 million gain on the sale of our former corporate headquarters.

Net Sales
Sally. The increase in net sales for Sally was primarily driven by the following (in thousands):

Comparable sales	$32,309
Sales outside comparable sales (a)	(11,020)
Foreign currency exchange	26,070
Total	$47,359
(a)Includes closed stores, net of stores opened for less than 14 months.
Sally’s net sales increase was primarily driven by higher comparable sales and favorable foreign currency exchange rates, partially offset by the impact of store closures, net of new store openings. The increase in comparable sales was primarily driven by growth in hair color and digital marketplaces, partially offset by softer consumer spending associated with the U.S. government shutdown early in the fiscal year, softness in the hair care category, and the strategic exit of the majority of our full-service operations across Europe. Sally’s comparable sales increase was primarily driven by higher average unit retail prices resulting from favorable product mix, as well as an increase in the number of transactions, partially offset by a lower average number of units per transaction.
BSG. The decrease in net sales for BSG was driven by the following (in thousands):

Comparable sales	$(12,576)
Sales outside comparable sales (a)	(2,549)
Foreign currency exchange	909
Total	$(14,216)
(a)Includes closed stores, net of stores opened (or acquired) for less than 14 months.
BSG's net sales decrease was from lower comparable sales and the impacts of net store closures over the past 12 months, partially offset by the positive impacts from foreign exchange rates. Comparable sales reflect pressure on stylist spending associated with the U.S. government shutdown early in the fiscal year and softness in the hair care category, partially offset by strong performance in the color category. BSG’s comparable sales reflect a decrease in the number of transactions and a lower average number of units per transaction, partially offset by higher average unit retail prices.
Gross Profit
Sally. Sally’s gross profit increased primarily as a result of higher net sales.
BSG. BSG’s gross profit increased as a result of a higher gross margin on units sold, partially offset by lower sales volume. BSG’s gross margin improvement was driven by higher product margins including benefits from our Fuel for Growth program.
Selling, General, and Administrative Expenses

($ in 000s)	2026	2025	Change
Sally	$968,073	$945,892	$22,181
BSG	439,674	441,828	(2,154)
Unallocated	209,526	195,218	14,308
Total SG&A expenses	$1,617,273	$1,582,938	$34,335

Segment SG&A expenses as a % of segment sales:
Sally	45.2%	45.2%	—
BSG	27.6%	27.5%	10	bps
Sally. Sally’s SG&A expenses increased $22.2 million, or 2.3%, in fiscal 2026, including a $3.5 million unfavorable foreign currency impact from the weakening of the U.S. dollar against currencies in our international operations. SG&A expenses as a percent of sales were flat compared to the prior year and reflected higher labor and other compensation-related expenses and rent expenses, offset by prior year non-cash impairment charges and expenses associated with our Fuel for Growth initiative.

BSG. BSG’s SG&A expenses decreased $2.2 million, or 0.5%, to $439.7 million for 2026. This decrease was primarily due to lower depreciation and amortization expenses and lower labor and other compensation-related expenses, partially offset by higher rent expense.
Unallocated. Unallocated SG&A expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $14.3 million, or 7.3%, primarily reflecting the absence of a $26.6 million gain recognized in fiscal 2025 on the sale of our former corporate headquarters, as well as higher facility expenses related to our new corporate headquarters. These increases were partially offset by lower legal expense and lower costs associated with our Fuel for Growth program.
Interest Expense
The decrease in interest expense was primarily due to a lower average outstanding principal balance and lower interest rates on our Term Loan B.
Provision for Income Taxes
Our effective tax rate was 25.9% in 2026 and 25.6% in 2025. The increase in the effective tax rate was primarily attributable to a reduction in income tax credits.
Our effective tax rate is subject to fluctuations on both a quarterly and annual basis due to various factors, including, but not limited to, the level and jurisdictional mix of earnings, new tax laws, and changes in valuation allowances and uncertain tax positions.
See Note 14, Income Taxes, for more information on our effective tax rate.
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand, and borrowings under our ABL Facility. A substantial portion of our liquidity needs relates to funding operations, working capital, capital expenditures, and debt service. In addition, we may repurchase shares of our common stock through open market purchases under our Share Repurchase Program (see below for more details). At September 30, 2026, we had total available liquidity of $640.6 million consisting of $482.4 million available under our ABL facility and $158.2 million of cash and cash equivalents. Based on the current level of operations and anticipated growth, we believe that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations) plus cash expected to be generated by operations and funds available under the ABL Facility will be sufficient to fund our working capital requirements, potential acquisitions, anticipated capital expenditures (including information technology investments and store projects), and debt service obligations for at least the next 12 months and over the longer term.
Our working capital (current assets less current liabilities) increased $28.1 million to $753.6 million at September 30, 2026, compared to $725.5 million at September 30, 2025. The increase in working capital was primarily driven by higher cash, inventory, and other current assets, as well as decreases in accounts payable and accrued liabilities. The ratio of current assets to current liabilities was 2.4 to 1.0 at September 30, 2026, compared to 2.3 to 1.0 at September 30, 2025.
Share Repurchase Program
During fiscal 2026 and 2025, we repurchased and subsequently retired approximately 7.5 million shares and 5.0 million shares of our common stock under our Share Repurchase Program at a cost of $112.9 million and $53.5 million, respectively, excluding the impact of excise taxes on share repurchases. Share repurchases are funded primarily with cash from operations and, occasionally, with borrowings under the ABL Facility. As of September 30, 2026, we had approximately $354.4 million of additional share repurchase authorization remaining under our Share Repurchase Program. See Note 1, Basis of Presentation and Significant Accounting Policies, and Note 11, Stockholders’ Equity, for more information about our Share Repurchase Program.

Cash Flows
The following table shows our sources and uses of cash (in thousands):

	2026	2025	Change
Net cash provided by operating activities	$322,556	$274,831	$47,725
Net cash used by investing activities	(112,442)	(58,284)	(54,158)
Net cash used by financing activities	(200,356)	(178,423)	(21,933)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(757)	3,077	(3,834)
Net increase in cash and cash equivalents	$9,001	$41,201	$(32,200)
Operating Activities
The increase in net cash provided by operating activities in fiscal 2026 compared to fiscal 2025 was primarily driven by increased earnings, and lower interest and income tax payments, partially offset by higher inventory levels in fiscal 2026 compared to fiscal 2025, which benefited from a strategic reduction in slower-moving inventory.
Investing Activities

($ in 000s)	2026	2025	Change
Payments for property and equipment	$(112,442)	$(102,145)	$(10,297)
Proceeds from sale of former headquarters	—	43,574	(43,574)
Other	—	287	(287)
Net cash used in investing activities	$(112,442)	$(58,284)	$(54,158)
Cash used in investing activities increased in fiscal 2026 primarily due to higher capital expenditures, including the build out of our new corporate headquarters and investments in stores through our Sally Ignited initiative, as well as the absence of proceeds from the sale of our former corporate headquarters received in fiscal 2025.
Financing Activities

($ in 000s)	2026	2025	Change
Share Repurchase Program (a)	$(113,859)	$(53,996)	$(59,863)
Repayments of term loan B	(80,000)	(115,000)	35,000
Other	(6,497)	(9,427)	2,930
Net cash used in financing activities	$(200,356)	$(178,423)	$(21,933)
(a)     Includes excise taxes. Excise taxes do not impact the amount available for repurchase under our Share Repurchase Program.
Net cash used in financing activities increased primarily due to repurchasing more shares under our Share Repurchase Program, partially offset by a lower level of discretionary repayments of our term loan B in 2026.
Debt and Guarantor Financial Information
At September 30, 2026, we had $795.0 million in outstanding debt principal and $7.0 million of unamortized debt issuance costs and discounts. Our debt consisted of $600.0 million in 2032 Senior Notes outstanding and $195.0 million remaining on our term loan B. At September 30, 2026, there were no outstanding borrowings under our ABL Facility. We utilize our ABL Facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL Facility for general corporate purposes, including funding of capital expenditures, acquisitions, debt servicing and, occasionally, share repurchases. Amounts drawn on our ABL Facility are generally paid down with cash provided by our operating activities.
As of September 30, 2026, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.
See Note 6 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

Guarantor Financial Information
Our 2032 Senior Notes were issued by our wholly-owned subsidiaries, Sally Holdings and Sally Capital Inc. (the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and contain restrictions on certain payments and transfers of assets by our subsidiaries to us. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.
The following summarized consolidated financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities have been eliminated.
The following table presents summarized balance sheets information for the Issuers and the Guarantors (in thousands):

(in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$97,527	$85,360
Inventory	$735,031	$721,975
Current assets	$938,575	$927,667
Total assets	$2,221,439	$2,177,968
Intercompany payable	$22,608	$15,117
Current liabilities	$470,155	$474,079
Total liabilities	$1,838,910	$1,883,754
The following table presents summarized statement of earnings information for 2026 (in thousands):

Net sales	$3,022,909
Gross profit	$1,599,357
Earnings before provision for income taxes	$243,145
Net earnings	$179,512
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2026 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest	$55,435	$110,191	$269,156	$620,250	$1,055,032
Obligations under operating leases(a)	189,452	288,871	173,571	276,493	928,387
Purchase obligations(b)	20,498	28,854	686	—	50,038
Other long-term obligations(c)	7,185	6,772	2,214	2,130	18,301
Total	$272,570	$434,688	$445,627	$898,873	$2,051,758
(a)Excludes common area maintenance, property taxes, other executory costs, and immaterial contingent liabilities for operating leases for which we are liable in the event of default by a franchisee.
(b)Amounts reflect legally binding agreements to purchase goods or services that specify minimum quantities to be purchased and with fixed or variable price provisions. Amounts shown do not reflect open purchase orders, mainly for merchandise, to be fulfilled within one year, which are generally cancellable, or contracts that tend to be recurring in nature and similar in amount year over year.
(c)Principally represents obligations under our insurance and self-insurance programs. These obligations are included in accrued liabilities and other liabilities, as appropriate, in our consolidated balance sheets. Amount does not include an estimated $9.6 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The long-term debt obligations in the table above are based on the current contractual terms of our outstanding indebtedness and do not reflect assumptions regarding our ability or intent to refinance any indebtedness prior to or at maturity. In the event we refinance some or all of the debt either on or before maturity, actual payments for some of the periods shown may differ materially from the amounts reported herein. In addition, other future events, including changes in interest rates, may cause actual payments to differ materially from these amounts.

Off-Balance Sheet Financing Arrangements
At September 30, 2026, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures. Actual results could differ from the estimates and assumptions used, which could have a material impact on financial statements. We believe the following accounting estimates are the most critical to our financial statements and require significant judgment and assumptions:
Vendor Rebates and Concessions
We deem cash consideration received from a vendor to be a reduction of cost of goods sold unless it is in exchange for an asset or service, or a reimbursement of a specific, incremental, identifiable cost that we incur in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of the cost of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in accounts receivable, other, when earned and at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. Historically, adjustments between the amount recorded and the amount collected have not had a material impact on our results of operations.
Income Taxes
We record income tax provisions in our consolidated financial statements based on an estimate of current income tax liabilities. The development of these provisions requires judgments about tax positions, potential outcomes, and timing. If we prevail in tax matters for which provisions have been established or are required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.
Additionally, deferred income taxes are recognized for the future tax consequences attributable to differences between our financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe it is more likely than not that future taxable income will be sufficient to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards and tax credit carryforwards. In the future, if we determine certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. An estimated tax benefit related to an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.
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
When we commit to a significant exit plan that is expected to result in the disposal of long-lived assets before the end of their useful lives, approval of the plan may constitute an impairment triggering event and therefore require a reassessment of asset carrying values for recoverability based on projected cash flows. If the carrying values are not recoverable, write-downs or impairment charges may be required to bring carrying values of certain long-lived assets, including operating lease assets, to fair value. In connection with facility and store closures, we typically will also incur charges for employee severance, disposal costs, and other expenses incurred with closures. These charges are estimated and accrued based on facts and circumstances at the time. Actual cash flows and expected payments could be significantly different from our estimates. No material impairment losses were recognized for 2026, 2025, or 2024.

Assessment of Goodwill and Indefinite-Lived Intangible Assets for Impairment
We review goodwill and indefinite-lived intangible assets for impairment annually, or when events or circumstances indicate it is more likely than not that the value of the asset may be impaired. In assessing these types of assets for impairment, there are significant estimates and assumptions used to determine the fair value, including relevant market and economic conditions, anticipated future revenues and cash flows, royalty rates, and discount rates.
When assessing goodwill for impairment, we may first perform a qualitative assessment, which requires evaluating macroeconomic conditions, current and projected cash flows, the Company’s market capitalization, and other events or changes in circumstances to determine if a quantitative assessment is necessary. In a quantitative assessment, we use a discounted cash flow model to determine estimated fair value. If it is determined that the fair value of a reporting unit is less than its carrying value, an impairment charge is recorded to bring the carrying value down to its fair value.
Based on the qualitative assessment performed in fiscal 2026, we determined that it was not more likely than not that the fair values of the Sally and BSG reporting units were less than their respective carrying amounts. Accordingly, no goodwill impairment was recognized.
Our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value at least annually as of January 31. As of September 30, 2026, our indefinite-lived assets were comprised of only trade names. To determine the fair value of each trade name, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. If it is determined the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value. No impairment losses were recognized in 2026 or 2024. In 2025, certain trade names within Sally were fully impaired due to the decrease in projected revenues from a specific product line, and we recognized an impairment loss of $4.5 million.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements in Item 8—“Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a multinational corporation, we are subject to certain market risks, including risks resulting from our exposure to foreign currency fluctuations, changes in interest rates, and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. Currently, we do not purchase or hold, and are restricted by our debt and credit agreements from engaging in, any derivative instruments for speculative or trading purposes.
Foreign currency exchange rate risk
We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America, and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2026, 2025, and 2024, less than 20% of consolidated net sales were denominated in currencies other than the U.S. dollar.
A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2026, and it would have impacted our consolidated net assets by approximately 2.2% at September 30, 2026.
As more fully discussed in Note 8 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk
We are sensitive to interest rate fluctuations as a result of borrowings under our term loan B and whenever we borrow under our ABL Facility. At September 30, 2026, there were no outstanding borrowings under the ABL Facility, and the term loan B had $195.0 million in outstanding principal balance. Based on our outstanding variable-rate borrowings as of September 30, 2026, a hypothetical 100-basis-point increase in interest rates would increase our annual interest expense and reduce our annual cash flows by $2.0 million.
As more fully discussed in Note 8 in the Notes to Consolidated Financial Statements, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.
Credit risk
We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2026.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Financial Statements,” which is located on page 46 of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Background
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
Controls Evaluation and Related CEO and CFO Certifications
Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, IT security, internal audit, and legal departments under the supervision of our CEO and CFO.
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
Limitations on the Effectiveness of Controls
We do not expect our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations of such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and may not be detected.

Scope of the Controls Evaluation
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
Conclusions Regarding Disclosure Controls
Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2026, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2026, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Report of Independent Registered Public Accounting Firm
Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 46 of this Annual Report.
Changes in Internal Control over Financial Reporting
During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended September 30, 2026, no director or executive officer (as defined in the rules under Section 16 of the Exchange Act) of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.
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
The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2027 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees,” and “Report of the Audit Committee.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2027 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2027 Annual Meeting of Stockholders under the heading “Beneficial Ownership of the Company’s Stock.”
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information as of September 30, 2026, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	5,538,000	$17.89	8,373,507
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,538,000	$17.89	8,373,507
(1)Includes 1,395,000 shares issuable upon exercise of stock options with a weighted average exercise price of $17.89 and 4,143,000 shares that may be issued upon settlement of restricted stock units (“RSUs”), including shares that may be issued pursuant to outstanding performance-based and market-based awards, assuming the target is met. Other than for stock options, the exercise price is $0 for the outstanding awards.
(2)Represents shares that are available for issuance pursuant to the Company’s 2025 Omnibus Incentive Plan, all of which are available as full value awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2027 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation,” and “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2027 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Annual Report:
(a)List of Financial Statements and Financial Statement Schedules
See “Index to Financial Statements” which is located on page 46 of this Annual Report.
(b)Exhibits
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
Amended and Restated Credit Agreement dated July 6, 2017, among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017

4.2
First Amendment to Amended and Restated Credit Agreement dated April 15, 2020 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020

4.3
Second Amendment to Amended and Restated Credit Agreement dated September 2, 2020, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 3, 2020

4.4
Third Amendment to Amended and Restated Credit Agreement dated May 11, 2021, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on December 8, 2021

4.5
Fourth Amendment to Amended and Restated Credit Agreement dated April 19, 2023, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023

4.6
Fifth Amendment to Amended and Restated Credit Agreement dated December 11, 2024, among the Borrowers, the Parent Guarantors, the administrative Agent, the Canadian Agent, the Syndication Agents, and the Lenders party thereto (as such terms are defined therein), which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024

4.7
Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

4.8
Fifth Supplemental Indenture, dated as of February 27, 2024, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Computershare Trust Company, N.A., which is incorporated herein by reference from Exhibit 4.2 from the Company’s Current Report on Form 8-K filed on February 27, 2024

4.9
Credit Agreement, dated as of February 28, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023

Exhibit No.	Description
4.10
First Refinancing Amendment to Credit Agreement, dated as of September 13, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on November 16, 2023

4.11
Second Refinancing Amendment to Credit Agreement, dated as of June 14, 2024, by and among Sally Holdings LLC, Sally Capital Inc., Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, which is incorporated by reference from Exhibit 4.2 from the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024

10.1
Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.2††
Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.3††
Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.4††
Sally Beauty Holdings, Inc. Second Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual report on Form 10-K filed on November 22, 2021

10.5††
Sally Beauty Holdings, Inc. Third Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.6††	Sally Beauty Holdings, Inc. 2025 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on January 24, 2025

10.7††
Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.8††
2019 Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.9††
Form of Severance Agreement between each of Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, Denise Paulonis and the Company effective October 1, 2021, and Adrianne Lee and the Company effective April 28, 2026, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.10††*	Sally Beauty Holdings, Inc. Independent Director Compensation Policy, Amended and Restated as of September 14, 2026

10.11††
2023 Form of Performance Unit Award Agreement in connection to FY24, FY25 and FY26 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on November 16, 2023

10.12††
2023 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on November 16, 2023

10.13††
2024 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on November 14, 2024

10.14††
2024 Form of Performance Unit Award Agreement in connection to FY25, FY26 and FY27 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 14, 2024

Exhibit No.	Description
10.15††
2024 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on November 14, 2024

19*	Insider Trading Policy

21*	List of Subsidiaries of Sally Beauty Holdings, Inc.

22*	List of Subsidiary Guarantors

23*	Consent of KPMG

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Adrianne Lee

32.1*	Section 1350 Certification of Denise Paulonis

32.2*	Section 1350 Certification of Adrianne Lee

97††	Sally Beauty Holdings, Inc. Compensation Recoupment Policy, which is incorporated herein by reference from Exhibit 97 to the Company’s Annual Report on Form 10-K filed on November 14, 2024

101*	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101
*Filed herewith
**Furnished herewith
†Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
††Compensatory plan or arrangement.
(c)Financial Statement Schedules
None
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2026.

SALLY BEAUTY HOLDINGS, INC.

By:	/s/ Denise Paulonis
Denise Paulonis
President, Chief Executive Officer and Director

By:	/s/ Adrianne Lee
Adrianne Lee
Senior Vice President, Chief Financial Officer

By:	/s/ Kim McIntosh
Kim McIntosh
Group Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denise Paulonis	President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2026
Denise Paulonis

/s/ Adrianne Lee	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 10, 2026
Adrianne Lee

/s/ Kim McIntosh	Group Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 10, 2026
Kim McIntosh

/s/ Diana S. Ferguson	Chairman of the Board of Directors	November 10, 2026
Diana S. Ferguson

/s/ Rachel R. Bishop	Director	November 10, 2026
Rachel R. Bishop

/s/ Jeffrey Boyer	Director	November 10, 2026
Jeffrey Boyer

/s/ Dorlisa K. Flur	Director	November 10, 2026
Dorlisa K. Flur

/s/ James M. Head	Director	November 10, 2026
James M. Head

/s/ Lawrence P. Molloy	Director	November 10, 2026
Lawrence P. Molloy

/s/ Debra Perelman	Director	November 10, 2026
Debra Perelman

/s/ Max R. Rangel	Director	November 10, 2026
Max R. Rangel

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Financial Statements
Years ended September 30, 2026, 2025, and 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sally Beauty Holdings, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of vendor rebates and concessions
As discussed in Note 1 to the consolidated financial statements, accounts receivable, other, consists primarily of amounts due from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Accounts receivable, other was $60.1 million as of September 30, 2026.
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
Dallas, Texas
November 10, 2026

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2026 and 2025
(In thousands, except par value data)

	2026	2025
Assets
Current assets:
Cash and cash equivalents	$158,163	$149,162
Trade accounts receivable, net	30,090	31,828
Accounts receivable, other	60,097	84,734
Inventory	1,001,222	987,575
Other current assets	54,283	48,154
Total current assets	1,303,855	1,301,453
Property and equipment, net	285,020	284,284
Operating lease assets	670,092	646,698
Goodwill	537,983	540,674
Other intangible assets, net	50,043	53,018
Other assets	56,371	44,969
Total assets	$2,903,364	$2,871,096
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,000	$4,000
Accounts payable	206,159	224,507
Accrued liabilities	178,480	184,641
Current operating lease liabilities	159,544	158,566
Income taxes payable	2,072	4,260
Total current liabilities	550,255	575,974
Long-term debt	784,043	861,974
Long-term operating lease liabilities	567,070	538,426
Other liabilities	21,042	21,026
Deferred income tax liabilities, net	91,943	79,489
Total liabilities	2,014,353	2,076,889
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 91,522 and 97,875 shares issued and outstanding at September 30, 2026 and 2025, respectively	915	979
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	1,001,430	898,076
Accumulated other comprehensive loss, net of tax	(113,334)	(104,848)
Total stockholders’ equity	889,011	794,207
Total liabilities and stockholders’ equity	$2,903,364	$2,871,096
The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years Ended September 30, 2026, 2025, and 2024
(In thousands, except per share data)

	2026	2025	2024
Net sales	$3,734,567	$3,701,424	$3,717,031
Cost of goods sold	1,790,841	1,790,676	1,826,699
Gross profit	1,943,726	1,910,748	1,890,332
Selling, general, and administrative expenses	1,617,273	1,582,938	1,607,599
Operating earnings	326,453	327,810	282,733
Interest expense	56,352	64,393	76,408
Earnings before provision for income taxes	270,101	263,417	206,325
Provision for income taxes	70,023	67,539	52,911
Net earnings	$200,078	$195,878	$153,414
Earnings per share:
Basic	$2.09	$1.95	$1.48
Diluted	$2.02	$1.89	$1.43
Weighted average shares:
Basic	95,619	100,662	103,939
Diluted	98,814	103,821	106,933
The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Fiscal Years Ended September 30, 2026, 2025, and 2024
(In thousands)

	2026	2025	2024
Net earnings	$200,078	$195,878	$153,414
Other comprehensive income:
Foreign currency translation adjustments	(8,455)	8,080	12,437
Interest rate swap, net of tax	(44)	515	(4,147)
Foreign exchange contracts, net of tax	13	(274)	1,305
Other comprehensive income, net of tax	(8,486)	8,321	9,595
Total comprehensive income	$191,592	$204,199	$163,009
The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended September 30, 2026, 2025, and 2024
(In thousands)

	2026	2025	2024
Cash Flows from Operating Activities:
Net earnings	$200,078	$195,878	$153,414
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100,855	99,921	109,738
Share-based compensation expense	23,568	19,249	17,172
Amortization of deferred financing costs	1,904	2,114	2,441
Loss on extinguishment of debt	551	1,120	3,734
Impairment of long-lived assets, including operating lease assets	418	5,394	605
Gain on sale of long-lived assets	—	(27,187)	—
Gain on divestiture of subsidiary	—	(768)	—
Deferred income taxes	11,873	(12,196)	(1,663)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	1,482	1,821	230
Accounts receivable, other	24,364	(25,764)	(14,822)
Inventory	(18,085)	50,071	(54,600)
Other current assets	(6,322)	3,314	2,818
Other assets	(11,609)	(5,923)	(1,836)
Accounts payable and accrued liabilities	(10,633)	(31,767)	14,919
Income taxes payable	(2,242)	(15,848)	17,867
Operating lease assets and liabilities	6,337	16,293	(2,412)
Other liabilities	17	(891)	(1,077)
Net cash provided by operating activities	322,556	274,831	246,528
Cash Flows from Investing Activities:
Payments for property and equipment	(112,442)	(102,145)	(101,165)
Proceeds from sale of property and equipment, net	—	43,574	—
Proceeds from divestiture of subsidiary	—	3,128	—
Acquisitions, net of cash acquired	—	(2,841)	(7,745)
Net cash used in investing activities	(112,442)	(58,284)	(108,910)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL facility	—	502,000	1,541,458
Repayments of long-term debt and ABL facility	(80,000)	(621,122)	(1,625,595)
Debt issuance costs	—	(1,525)	(9,202)
Payments for common stock repurchased	(113,859)	(53,996)	(60,392)
Proceeds from stock options exercised	859	1,500	1,763
Employee withholding taxes paid related to net share settlement of equity awards	(7,356)	(5,280)	(1,766)
Net cash used in financing activities	(200,356)	(178,423)	(153,734)
Effect of foreign exchange rate changes on cash and cash equivalents	(757)	3,077	1,076
Net increase (decrease) in cash and cash equivalents	9,001	41,201	(15,040)
Cash and cash equivalents, beginning of period	149,162	107,961	123,001
Cash and cash equivalents, end of period	$158,163	$149,162	$107,961
Supplemental Cash Flow Information:
Interest paid	$55,701	$64,097	$86,715
Capital expenditures incurred but not paid	$10,992	$24,067	$16,328
The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended September 30, 2026, 2025, and 2024
(In thousands)

			Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	153,414	—	153,414
Other comprehensive income, net of tax	—	—	—	—	9,595	9,595
Repurchases of common stock	(5,143)	(51)	(22,839)	(37,501)	—	(60,391)
Share-based compensation	—	—	17,172	—	—	17,172
Stock issued for equity awards	925	9	1,754	—	—	1,763
Employee withholding taxes paid related to net share settlement	(194)	(2)	(1,764)	—	—	(1,766)
Balance at September 30, 2024	101,854	1,019	—	740,685	(113,169)	628,535
Net earnings	—	—	—	195,878	—	195,878
Other comprehensive income, net of tax	—	—	—	—	8,321	8,321
Repurchases of common stock	(4,981)	(50)	(15,459)	(38,487)	—	(53,996)
Share-based compensation	—	—	19,249	—	—	19,249
Stock issued for equity awards	1,396	14	1,486	—	—	1,500
Employee withholding taxes paid related to net share settlement	(394)	(4)	(5,276)	—	—	(5,280)
Balance at September 30, 2025	97,875	979	—	898,076	(104,848)	794,207
Net earnings	—	—	—	200,078	—	200,078
Other comprehensive loss, net of tax	—	—	—	—	(8,486)	(8,486)
Repurchases of common stock	(7,509)	(75)	(17,060)	(96,724)	—	(113,859)
Share-based compensation	—	—	23,568	—	—	23,568
Stock issued for equity awards	1,674	16	843	—	—	859
Employee withholding taxes paid related to net share settlement	(519)	(5)	(7,351)	—	—	(7,356)
Balance at September 30, 2026	91,521	$915	$—	$1,001,430	$(113,334)	$889,011
The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.Basis of Presentation and Significant Accounting Policies
Description of Business
Sally Beauty Holdings, Inc. is a leading international specialty retailer and distributor of professional beauty supplies. We operate two business segments that offer beauty products in key categories, including hair care, hair color, styling tools, and nails.
The Sally Beauty (“Sally”) segment operates as an omni-channel retailer that offers professional-quality beauty supplies at attractive prices and provides education to retail consumers and salon professionals throughout North America, including Puerto Rico, South America, and Europe. Sally operates primarily through domestic and international retail stores (generally operating under the Sally Beauty banner) and digital platforms, including our www.sallybeauty.com website, a mobile commerce-based app, and third-party digital marketplaces.
The Beauty Systems Group (“BSG”) segment operates as a full-service omni-channel distributor that offers professional beauty supplies exclusively to salons and licensed beauty professionals throughout the U.S., including Puerto Rico, and Canada. BSG operates through company-operated stores (generally operating under the Cosmo Prof banner), franchised stores through its Armstrong McCall business, salon business consultants (“SBCs”), and digital platforms, including our www.cosmoprofbeauty.com website, a mobile commerce-based app, and chain portals.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified or combined to conform to the current period presentation.
Fiscal Year
The Company operates on a fiscal year, which ends on September 30. Fiscal 2026 ended September 30, 2026; fiscal 2025 ended September 30, 2025, and fiscal 2024 ended September 30, 2024. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years.
Use of Estimates
In order to present our financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable information available; however, they are subject to change in the future. Our significant estimates and assumptions include sales allowances, deferred revenue, vendor rebates and concessions, inventory valuation, amortization and depreciation, goodwill, other intangible assets, and other reserves. We believe our estimates and assumptions are reasonable; however, changes in facts and circumstances may result in actual results that differ materially from our estimates.
Cash and Cash Equivalents
Cash represents currency on hand, debit and credit card receivables, and third-party online payment system transactions, while cash equivalents consist of highly liquid investments with an original maturity of three months or less.
Trade Accounts Receivable and Accounts Receivable, Other
Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance is determined by estimating expected credit losses based on historical trends. At September 30, 2026 and 2025, our allowance for doubtful accounts was $0.5 million and $0.8 million, respectively. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other accounts receivable consist primarily of amounts due from vendors under various contractual agreements, including volume rebates and other promotional considerations and contingent lease incentives due from landlords. We estimate any lease incentives to be received when the amounts are reasonably certain to be incurred.
Inventory and Cost of Goods Sold
Inventory is stated at the lower of weighted average cost or net realizable value. Inventory cost reflects actual product cost, the cost of transportation to our distribution centers, buying costs, and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turnover rates, the age and sales history of the inventory, and historical and anticipated changes in stock keeping units.
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
Cost of goods sold includes actual product costs, the cost of transportation to our distribution centers, operating costs associated with our distribution centers (including employee compensation expense, depreciation and amortization, rent, and other occupancy-related expenses), vendor rebates and allowances, inventory shrinkage, and certain shipping and handling costs, such as freight from the distribution centers to the stores. All other shipping and handling costs are included in selling, general, and administrative (“SG&A”) expenses when incurred.
We deem cash consideration received from a supplier to be a reduction of the cost of inventory purchased, unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost we incurred in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals considered reasonably certain. Expenditures for maintenance and repairs are included in SG&A expenses when incurred, while expenditures for major renewals and improvements that substantially extend the useful life of an asset are capitalized.
The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life (in years)	September 30,
		2026	2025
Land	N/A	$4,382	$4,256
Buildings and building improvements	5 – 40	32,601	32,188
Leasehold improvements	1 – 26	397,600	358,051
Furniture, fixtures and equipment	1 – 10	824,927	827,385
Total property and equipment, gross		1,259,510	1,221,880
Accumulated depreciation and amortization		(974,490)	(937,596)
Total property and equipment, net		$285,020	$284,284
Depreciation expense for 2026, 2025, and 2024 was $98.3 million, $96.5 million, and $106.6 million, respectively, and is included in SG&A expenses, except for amounts attributable to our distribution centers, which are included in cost of goods sold in our consolidated statements of earnings. No material impairments were recorded for the years presented.
During 2025, we sold our former corporate headquarters in Denton, Texas and recognized a gain of approximately $26.6 million within SG&A expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Definite-lived Intangible Assets
Definite-lived intangible assets are recognized and recorded at their acquisition date fair values. The principal identifiable definite-lived intangible assets acquired in past acquisitions are distribution rights, customer relationships, and other intangibles. Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expect to receive an economic benefit, typically over periods of three to ten years. The gross balance and accumulated amortization amounts are removed from definite-lived intangible assets balances following the full amortization of the related intangible asset.
Valuation of Long-lived Assets and Definite-lived Intangible Assets
Long-lived assets, including operating lease assets and property and equipment, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and definite-lived intangible assets is assessed by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by that asset group. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge may be recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset using a discounted cash flow approach.
When we commit to an exit plan of scale that we believe will result in the disposal of long-lived assets prior to the end of their useful lives, the approval of such plan may be considered a triggering event and therefore require a reassessment of asset carrying values for recoverability, based on projected cash flows. If the carrying values are not recoverable, write-downs or impairment charges may be required to reduce carrying value to fair value.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination. We assign goodwill to the reporting unit which consolidates the acquisition. As of September 30, 2026 and 2025, our reporting units consisted of Sally and BSG. We perform an annual impairment assessment for goodwill as of January 31 each year, and whenever events or changes in circumstances indicate its carrying amount may be less than its recoverable amount. The Company considers potential triggering events each quarter, including fluctuations in our stock price and borrowing rates in the debt markets.
When assessing goodwill for impairment, we may first perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we complete a quantitative assessment. In 2026 and 2025, we performed qualitative assessments and determined a quantitative assessment was not needed. We have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.
Other Indefinite-lived Intangible Assets
Other intangible assets with indefinite lives consists of trade names acquired in business combinations or asset purchases. Upon acquisition of these identifiable indefinite-lived intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually, as of January 31, and whenever events or changes in circumstances indicate the asset’s recoverable amount may be less than its carrying amount, to determine whether or not it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief-from-royalty method. During 2025, we determined certain trade names within the Sally reporting segment were fully impaired and recognized an impairment loss of $4.5 million within SG&A expenses. We did not record any impairment charges related to other indefinite-lived intangible assets in 2026 or 2024.
Lease Accounting
Substantially all of our leases are operating leases and are for retail stores, with lease terms generally between five to ten years, or for distribution facilities and office space, with typical initial lease terms of at least ten years, generally with five-year renewal periods. Some of our leases include options to extend the agreement, typically for five years. The lease for our

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

corporate headquarters commenced in July 2025 and runs through October 31, 2041, with an option to renew through October 31, 2051.
Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We do not assume renewals unless we are reasonably certain that we will exercise an available option. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not generally borrow on a collateralized basis, we derive an appropriate incremental borrowing rate using the interest rate we pay on our non-collateralized borrowings, adjusted for the amount of the lease payments, the lease term and the effect of designating specific collateral with a value equal to the unpaid lease payments for that lease. We apply the incremental borrowing rate on a portfolio basis, since the impact of applying it on a lease-by-lease basis would be immaterial.
Operating lease assets are valued based on the initial operating lease liabilities adjusted for any prepayments, direct costs incurred by the Company in executing the leases, and lease incentives, including tenant improvement allowances and rent abatement. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease assets are tested for impairment in the same manner as our other long-lived assets. No material impairment losses were recorded during the years presented.
Self-Insurance
We self-insure the risks related to workers’ compensation, general liability, and certain employee-related healthcare benefits. We maintain third-party excess insurance coverage to limit our exposure per occurrence and aggregate cash outlay.
We record an estimated liability for the ultimate cost of claims incurred and unpaid as of each balance sheet date, which includes claims filed and estimated losses incurred but not yet reported. This estimate is based on an analysis of our historical data and actuarial estimates and is reviewed on a regular basis to ensure the recorded liability is adequate. The current and long-term portions of this liability are recorded at present value and included in accrued liabilities and other liabilities, respectively, in our consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs reflect fees paid to lenders and third parties directly related to the issuance of debt. Debt discount and issuance costs related to term loans are reported as direct deductions to the outstanding debt and amortized over the term of the debt as an addition to interest expense. Deferred financing costs related to line-of-credit arrangements are included in other assets and subsequently amortized using the straight-line method over the term of the related revolving credit facility as additional interest expense.
When debt is repaid prior to its maturity date, the amortization of the remaining unamortized deferred financing costs, or pro-rata portion thereof, is recorded as a loss on extinguishment of debt within interest expense on the company’s consolidated statements of earnings.
Revenue Recognition
Substantially all of our revenue is derived through the sale of merchandise. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data. Additionally, we have assessed all revenue streams for principal versus agent considerations and have concluded we are the principal for the vast majority of our transactions.
See Note 16, Segments and Disaggregated Revenue, for additional information regarding the disaggregation of our revenue.
Merchandise Revenues
We sell merchandise through our company-operated stores, digital platforms, to our franchisees, and by using SBCs. These sales generally have one single performance obligation, and revenue is recognized at the point of sale or upon shipment of the merchandise, which is when control of items sold transfers to the customer. Shipping fees charged through digital channels are considered a separate performance obligation and are recognized in net sales, while the related shipping cost is recognized in SG&A expenses.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

We extend credit to certain customers who meet our credit requirements, generally with 30-day payment terms. Based on the nature of these receivables, no significant financing component exists.
Gift Cards
We recognize revenue associated with our gift cards when the gift card is redeemed for merchandise, which generally occurs within one year from the date the card is purchased. Our gift cards do not have expiration dates and are not subject to post-sale fees. Based on historical redemption patterns, a portion of our gift card balances is not expected to be redeemed (“gift card breakage”). Revenue attributable to estimated gift card breakage is recognized within net sales in the consolidated statements of earnings in proportion to the pattern of historical gift card redemptions.
Customer Loyalty Rewards
Our Sally Beauty Rewards Program in the U.S. and Canada enables customers to earn points based on their status for every dollar spent on qualifying Sally purchases. The program is free to join, and it provides our loyalty customers the ability to earn points on their Sally purchases that convert to Sally Beauty Rewards certificates when select thresholds are attained. Points expire after twelve months of inactivity and certificates issued expire 30 days after earned. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. As such, we defer revenue for future rewards on a standalone value per point, net of estimated breakage based on historical data, within accrued liabilities on our consolidated balance sheets.
Our performance-based contract liabilities were as follows (in thousands):

		September 30,
Contracts	Balance Sheet Classification	2026	2025
Gift cards	Accrued liabilities	$5,151	$4,900
Rewards loyalty program	Accrued liabilities	3,677	5,127
Total liability		$8,828	$10,027
Changes to our performance-based contract liabilities during 2026 and 2025 were as follows (in thousands):

	2026	2025
Balance, beginning of year	$10,027	$11,493
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	8,723	7,334
Revenue recognized from beginning liability	(9,922)	(8,800)
Balance, end of year	$8,828	$10,027
Private Label Rewards Credit Cards
We have a multi-year agreement with a third-party bank (the “Bank”) to provide our customers a private label credit card program in the U.S. Under the agreement, the Bank manages our customers’ credit approval and credit card accounts, while we facilitate credit applications and provide licensing to our brand and marketing services. The Bank accepts all customer default risks associated with these accounts. In connection with signing the agreement, we received a refundable payment from the Bank which is recorded as deferred revenue within other liabilities on our consolidated balance sheets and is being recognized on a straight-line basis, over the initial term of the agreement, into net sales in our consolidated statements of earnings.
Pursuant to the agreement, the Bank will contribute funding for the program marketing expenses, and such amounts are recognized in net sales in our consolidated statements of earnings. In addition, we earn other immaterial amounts from the Bank, including incentive payments for achieving performance targets and the activation of credit cards.
Advertising
Advertising costs relate mainly to digital and web advertising, in-store and traditional print advertisements, customer relationship management, trade shows, and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising expense was $70.4 million, $65.9 million, and $68.4 million for 2026, 2025, and 2024, respectively, and was included in SG&A expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value Measurements
Our financial instruments consist of cash equivalents, trade and other accounts receivable, accounts payable, derivative instruments, including foreign exchange contracts and interest rate caps, and debt. The carrying amounts of cash equivalents, trade and other accounts receivable, accounts payable, and borrowings under our $500.0 million asset-based senior secured loan facility (the “ABL Facility”) approximate their respective fair values due to the short-term nature of these financial instruments.
We measure and disclose the fair value of our financial instruments on a recurring basis under the provisions of ASC Topic 820, Fair Value Measurement, as amended (“ASC 820”). We define “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.
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
The fair value of each of our assets and liabilities that are measured and recorded at fair value on a recurring basis was measured using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.
Share Repurchase Program
In August 2017, the Board authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements (“Share Repurchase Program”). In 2021, the Board approved an extension of the program through September 2025. In May 2025, the Board extended the program through September 30, 2029. The extension did not increase the authorized repurchase amount and permits the Company to repurchase shares up to the remaining amount available under the original authorization.
Repurchases of our shares are accounted for at cost, which includes brokerage fees, and are included as a component of stockholders’ equity on the consolidated balance sheets. Repurchases are recorded as a reduction of common stock and additional paid-in capital; however, to the extent share repurchase amounts exceed the balance of additional paid-in capital prior to such repurchases, the excess is recorded in accumulated earnings. Share repurchases are typically funded from either cash from operations or borrowings under the ABL Facility, as appropriate.
Share-based Compensation
Share-based compensation cost is measured using the grant date fair value of the award and is predominantly recognized as compensation expense ratably over the vesting period. The impact of forfeitures is recognized when awards are forfeited. Share-based compensation expense is included in SG&A expenses in our consolidated statements of earnings.
Award types include restricted stock units (“RSU”), restricted stock awards (“RSA”), performance-based awards, market-based awards, and stock options.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

RSUs and RSAs
The fair value of RSUs and RSAs that vest solely based on service is determined using the closing stock price on the date of grant. RSAs and RSUs issued to employees generally vest over three years, while RSUs issued to our independent directors vest over one year. Independent directors may elect, upon receipt of RSUs, to defer delivery of the shares of our common stock that would otherwise be issued on the vesting date. Expense for awards issued to retirement-eligible employees is accelerated.
Performance-based Awards
Our performance awards vest over three years subject to the level of achievement with respect to a mix of specified performance targets and satisfaction of the employee service condition as outlined in the grant agreements. For each performance award, a grantee may earn from 0% to 200% of the original awarded amount. The grant date fair value is determined using the closing stock price on the date of grant. During the performance period, expense is estimated and recognized based on projections of future performance and actual results. Expense for performance-based awards is adjusted to the actual amount of the award earned once the performance period is completed.
Market-based Awards
In 2026, 2025, and 2024, we issued market-based awards that vest over three years dependent on the level of achievement of relative total shareholder return against a group of peer companies measured over a three-year period. For each market-based award, a grantee may earn from 0% to 200% of the original awarded amount. The fair value of market-based awards is determined by using a Monte Carlo simulation model. Expense for market-based awards is recognized over the expected term of the award whether or not the market performance target is met, provided the employee renders the requisite service.
Stock Options
Stock option awards were valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. Stock options have a ten-year life. No stock options were granted during the past three fiscal years.
Income Taxes
We recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more likely than not that such assets will be realized in full. The estimated tax benefit of an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.
Foreign Currency
The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (“USD”), our reporting currency, at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”) in our consolidated balance sheets.
Foreign currency transaction gains or losses, including changes in the fair value (i.e., mark-to-market adjustments) of certain foreign exchange contracts we hold, are included in SG&A expenses in our consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.Accounting Changes and Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
We adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands disclosures in the income tax rate reconciliation table and the disaggregation of taxes paid in U.S. and foreign jurisdictions, as of September 30, 2026 on a prospective basis. The adoption of this standard only impacted income tax disclosures within the Company’s consolidated financial statements and did not impact amounts reported on the Company’s balance sheet, statement of earnings, or statement of cash flows. See Note 14, Income Taxes, for the enhanced tax disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of goods sold and SG&A expenses. The update is intended to improve disclosures by providing amounts related to inventory purchases, employee compensation, depreciation, and amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, but we currently do not expect to early adopt this standard. We are currently evaluating the impact of this update to our consolidated financial statements and disclosures.
3.Fair Value Measurements
Measured and Reported at Fair Value on a Recurring Basis
Consistent with the fair value hierarchy, our financial assets and liabilities were categorized as follows:

			As of September 30,
(in thousands)	Classification	Fair Value Hierarchy Level	2026	2025
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$308	$570
Designated cash flow hedges	Other current assets	Level 2	—	87
Interest rate swap	Other assets	Level 2	—	59
Total financial assets			$308	$716

Financial Liabilities:
Foreign exchange contracts
Non-designated cash flow hedges	Accrued liabilities	Level 2	$344	$225
Designated cash flow hedges	Accrued liabilities	Level 2	—	57
Total financial liabilities			$344	$282
Fair Value of Debt Principal

		As of September 30,
		2026		2025
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt principal
Senior notes due 2032	Level 2	$600,000	$595,500	$600,000	$622,500
Term loan B due 2030	Level 2	195,000	195,488	275,000	276,375
Total		$795,000	$790,988	$875,000	$898,875

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the past two years were as follows (in thousands):

	Sally	BSG	Total
Balance at September 30, 2024	$88,359	$449,907	538,266
Acquisitions (a)	959	—	959
Measurement period adjustments (b)	—	371	371
Divestiture of business	(132)	—	(132)
Foreign currency translation	2,222	(1,012)	1,210
Balance at September 30, 2025	$91,408	$449,266	$540,674
Foreign currency translation	(2,024)	(667)	(2,691)
Balance at September 30, 2026	$89,384	$448,599	$537,983
(a)See Note 9, Acquisitions, for additional information regarding goodwill acquired.
(b)Measurement period adjustment of the prior year acquisition.
The following table details other intangible assets included on our consolidated balance sheets (in thousands):

	September 30, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible Assets:
Distribution rights	$15,092	$(5,328)	$9,764	$16,620	$(4,901)	$11,719
Customer relationships	584	(526)	58	5,916	(5,711)	205
Other intangible assets	4,578	(4,450)	128	4,724	(4,074)	650
Definite-lived intangible assets	20,254	(10,304)	9,950	27,260	(14,686)	12,574
Indefinite-lived Intangible Assets:
Trade names	40,093	—	40,093	40,444	—	40,444
Other intangible assets, net	$60,347	$(10,304)	$50,043	$67,704	$(14,686)	$53,018
For 2026, 2025, and 2024, amortization expense related to intangible assets totaled $2.6 million, $3.5 million, and $3.2 million, respectively, and was included within SG&A expenses on our consolidated statements of earnings.
As of September 30, 2026, the expected future amortization expense related to definite-lived intangible assets was as follows (in thousands):

Year:	Amount
2027	$1,984
2028	1,428
2029	1,223
2030	1,179
2031	1,179
Thereafter	2,957
$9,950

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,
	2026	2025
Compensation and benefits	$85,643	$85,058
Deferred revenue	13,203	14,195
Rental obligations	12,571	10,286
Insurance reserves	7,190	7,331
Accrued freight	6,864	8,761
Interest payable	3,782	3,819
Operating accruals and other	49,227	55,191
Total accrued liabilities	$178,480	$184,641
6.Debt
Short-term Debt
Our ABL Facility provides us with a revolving commitment of $500.0 million that matures on December 11, 2029. The interest rate on the ABL Facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) Secured Overnight Financing Rate (“SOFR”) plus 1.25% or 1.50%. In addition, the terms of the ABL Facility contain a commitment fee of 0.25% on the unused portion of the facility. Borrowings under the ABL Facility are secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries. Furthermore, the ABL Facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.
At September 30, 2026 and 2025, there were no outstanding borrowings under our ABL Facility. At September 30, 2026, we had $482.4 million available for borrowing thereunder, including our Canadian sub-facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.
Long-term Debt
Long-term debt consisted of the following (dollars in thousands):

	September 30,
	2026	2025	Interest Rates
Term loan B due 2030	$195,000	$275,000	SOFR plus 1.75%
Senior notes due 2032 (a)	600,000	600,000	6.750%
Total principal	$795,000	$875,000
Less: unamortized debt issuance costs and discount, net	6,957	9,026
Total debt	$788,043	$865,974
Less: current maturities	4,000	4,000
Total long-term debt	$784,043	$861,974
(a) Issued at par under the Fifth Supplemental Indenture, dated as of February 27, 2024 (“Indenture”) pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 10, 2021. The resulting $594.0 million in cash proceeds, net of underwriter fees, were used in 2024 toward the repayment of the then-outstanding $680.0 million principal balance on 5.625% senior notes due 2026.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Maturities of our debt were as follows at September 30, 2026 (in thousands):

Year:	Amount
2027	$4,000
2028	4,000
2029	4,000
2030	183,000
2031	—
Thereafter	600,000
Total	$795,000
Term Loan B
We are party to a credit agreement for a term loan B due 2030 (“TLB”) that bears interest at a floating rate equal to, at our option, either the Adjusted Term SOFR Rate plus 1.75% or an adjusted base rate plus 0.75%; see below for additional information. Interest on the TLB is payable quarterly on the last day of each March, June, September, and December of each year. The TLB matures on February 28, 2030 (the “Maturity Date”), but may be prepaid without penalty or premium, other than customary breakage costs for prepayments that are made prior to the last date of an interest period. The principal of the TLB is repayable in $1.0 million quarterly installments, with the remaining outstanding principal amount due on the Maturity Date.
The TLB is secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure Sally Holdings’ existing ABL Facility on a first-priority basis (the “ABL Priority Collateral”). Additionally, the TLB is secured by a second-priority lien in and upon the ABL Priority Collateral. The TLB does not contain any financial maintenance covenants, but is subject to a covenant package that is substantially consistent with the covenant package governing our senior notes. The TLB is subject to customary asset sale mandatory prepayment provisions and excess cash flow mandatory prepayment provisions.
In addition to our mandatory quarterly payments, we voluntarily repaid outstanding TLB principal of $76.0 million in 2026 and $115.0 million in 2025. In connection with the repayments, we recognized loss on debt extinguishment within interest expense of $0.6 million in 2026 and $1.0 million in 2025.
Senior Notes
Our senior notes mature on March 1, 2032 and accrue 6.75% interest that is due each March 1 and September 1 during the term of the notes (“2032 Senior Notes”). The 2032 Senior Notes are prepayable, in whole or in part, at any time on or after March 1, 2027 at the redemption prices as a percentage of the outstanding principal specified in the Indenture plus accrued and unpaid interest. Redemption prices are 103.4% beginning March 1, 2027, 101.7% beginning March 1, 2028, and at par beginning March 1, 2029. The 2032 Senior Notes are guaranteed on a senior unsecured basis by the guarantors who have guaranteed obligations under our ABL Facility and the TLB.
Covenants
The agreements governing our debt contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.Leases
Our lease costs consisted of the following (in thousands):

	Statement of Earnings Classification	2026	2025	2024
Operating lease costs	Cost of goods sold and SG&A expenses(a)	$195,673	$183,754	$179,121
Finance lease costs:
Amortization of leased assets	SG&A expenses	—	—	291
Interest on lease liabilities	Interest expense	—	9	12
Variable lease costs (b)	SG&A expenses	70,791	66,859	70,146
Total lease costs		$266,464	$250,622	$249,570
(a)Certain supply chain-related amounts are included in cost of goods sold.
(b)Includes common area maintenance, real estate taxes, and insurance related to leases.
As of September 30, 2026, the approximate future lease payments under our leases were as follows (in thousands):

Year	Operating leases
2027	$189,452
2028	161,699
2029	127,172
2030	99,040
2031	74,531
Thereafter	276,493
Total undiscounted lease payments	$928,387
Less: imputed interest	201,773
Present value of lease liabilities	$726,614
The table above does not include operating leases we have entered into of approximately $19.0 million that have not commenced, primarily related to future retail stores.
Other lease information is as follows (dollars in thousands):

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$189,613	$183,795	$178,950
Financing cash flows – finance leases	—	124	176

Supplemental non-cash information on lease liabilities:
New assets obtained in exchange for operating lease liabilities	$177,902	$234,987	$159,331

	September 30,
	2026	2025
Operating leases
Weighted-average remaining lease term (in years)	7.4	7.3
Weighted-average discount rate	5.8%	5.7%
8.Derivative Instruments
As of September 30, 2026, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3 for the classification and fair value of our derivative instruments.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Designated Cash Flow Hedges
Foreign Currency Forwards
During 2026, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. As of September 30, 2026, all of the foreign currency forwards designated as cash flow hedges had been exercised.
We record, net of income tax, the changes in fair value related to the foreign currency forwards in AOCL and recognize realized gain or loss in cost of goods sold based on inventory turns. During 2026, 2025, and 2024, we reclassified a net loss of $1.0 million, a net gain of $0.5 million, and a net loss of $2.9 million, respectively, into cost of goods sold. As of September 30, 2026, we will reclassify a net loss of $0.5 million into cost of goods sold over the next 12 months.
Interest Rate Swap
We had a three-year interest rate swap that matured in April 2026 with an initial notional amount of $200 million (the “swap”) to mitigate the exposure to higher interest rates in connection with our TLB 2030. The interest rate swap involved fixed monthly payments at the contract rate of 3.705%, and in return, we received floating interest payments based on the one-month Adjusted Term SOFR Rate. The interest rate swap matured in April 2026 and was designated as a cash flow hedge. Changes in the fair value of the interest rate swap were recorded quarterly, net of income tax, and included in AOCL. For 2026, 2025, and 2024, we recognized income of $0.1 million, $1.5 million, and $3.3 million, respectively, in interest expense on our consolidated statements of earnings related to this swap.
Non-Designated Cash Flow Hedges
We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At September 30, 2026, we held forwards, which expire on various dates during the first four months of fiscal year 2027, with a notional amount, based upon exchange rates at September 30, 2026, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$34,813
Canadian Dollar	30,909
Euro	14,112
Total	$79,834
We record changes in fair value and realized gains or losses related to the foreign currency forwards into SG&A expenses. The effects of these foreign exchange contracts on our consolidated financial statements were a net loss of $0.2 million, a net gain of $0.1 million, and a net loss of $1.1 million for fiscal years 2026, 2025 and 2024, respectively.
9.Acquisitions
Flair Hair & Beauty Supply Limited
On July 1, 2025, we acquired certain assets and business operations from Flair Hair & Beauty Supply Limited (“Flair”), a regional distributor of professional beauty products based on the island of Ireland that provides products to Ireland and Northern Ireland, for approximately $2.5 million. Under the terms of the agreement, we acquired the operations of four stores, inventory, and exclusive product distribution rights. This acquisition increased the size and geographic scope of our Sally operations within Ireland.
This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. The purchase price of the acquisition was allocated to all assets acquired based on their estimated fair values at the date of acquisition. We recorded $1.0 million in goodwill, which was allocated to Sally, $0.5 million in intangible assets subject to amortization, and $0.6 million of inventory. Subsequent to the acquisition date, all operating results were included in Sally and were not material to the consolidated results of operations; accordingly, pro forma information was not provided.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Exclusive Beauty Supply, Inc.
On September 20, 2024, we acquired certain assets and business operations from Exclusive Beauty Supply, Inc. (“Exclusive Beauty”), a distributor of professional beauty products operating in the state of Florida, for approximately $7.8 million. Under the terms of the agreement, we acquired the operations of three stores and a direct sales force, inventory, and non-exclusive product distribution rights. As part of BSG’s growth strategies, this acquisition complemented its existing lines of business and increased the size and geographic scope of operations.
This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. As of September 30, 2024, the purchase price of the acquisition was allocated to all assets acquired based on their estimated fair values at the date of acquisition. We recorded $6.4 million in intangible assets subject to amortization, $0.8 million of inventory, and $0.7 million in goodwill, which was allocated to BSG and is expected to be deductible for tax purposes. Subsequent to the acquisition date, all operating results were included in BSG and were not material to the consolidated results of operations. Pro forma information was not provided as the effects were not material to our consolidated results of operations.
The purchase accounting for the Flair and Exclusive Beauty acquisitions was finalized during their respective one-year measurement periods, and no material adjustments were made.

10. 401(k) and Profit Sharing Plan
We offer 401(k) plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $7.9 million, $7.5 million, and $7.6 million in 2026, 2025, and 2024, respectively, related to such matching contributions and these amounts are included predominantly in SG&A expenses in our consolidated statements of earnings.
The 401(k) Plans also permit the Company to make discretionary profit sharing contributions to eligible participants’ accounts, as determined by the Compensation Committee of the Board. The Company did not make any such contributions during 2026, 2025, and 2024.
11.Stockholders’ Equity
Share Repurchase Program
As of September 30, 2026, approximately $354.4 million remained available for future repurchases under the Share Repurchase Program. Shares repurchased and subsequently retired were as follows for the past three years (in thousands):

	2026	2025	2024
Number of shares repurchased	7,509	4,981	5,143
Total cost of shares repurchased	$113,859	$53,996	$60,392
The amounts above do not include approximately 519,000, 394,000, and 194,000 shares surrendered by grantees to satisfy personal income tax withholding obligations upon vesting of equity-based awards valued at $7.4 million, $5.3 million, and $1.8 million during 2026, 2025, and 2024, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss
The change in AOCL was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2024	$(112,409)	$(431)	$(329)	$(113,169)
Other comprehensive income before reclassifications, net of tax	8,080	1,967	242	10,289
Reclassification to net earnings, net of tax	—	(1,452)	(516)	(1,968)
Balance at September 30, 2025	(104,329)	84	(603)	(104,848)
Other comprehensive income (loss) before reclassifications, net of tax	(8,455)	96	(1,019)	(9,378)
Reclassification to net earnings, net of tax	—	(140)	1,032	892
Balance at September 30, 2026	$(112,784)	$40	$(590)	$(113,334)
The tax impact for the changes in other comprehensive loss and the reclassification to net earnings were not material.
12.    Share-Based Compensation
The Company has a stockholder-approved incentive plan (the “Equity Plan”) allowing for the issuance of up to 8.0 million shares (plus an additional number of shares outstanding as of the beginning of the Equity Plan that have been subsequently terminated, expired unexercised, cash-settled, cancelled, forfeited, or lapsed for any reason) to satisfy awards granted under the Equity Plan. Awards may be granted to employees and directors and include RSAs and RSUs, performance-based awards, market-based awards, and stock options.
Compensation expense for all share-based compensation arrangements and the related income tax benefits recognized in our consolidated statement of earnings (in thousands) was as follows:

	2026	2025	2024
Share-based compensation expense	$23,568	$19,249	$17,172
Income tax benefit related to share-based compensation expense	$4,619	$3,882	$4,217
Weighted-Average Grant-Date Fair Value
The weighted average grant date fair value per share for awards granted during each of the past three years was as follows:

Award Type	2026	2025	2024
Restricted stock units	$14.38	$13.00	$8.74
Performance-based awards	$14.26	$13.22	$8.49
Market-based awards	$19.91	$17.87	$11.02

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

RSUs
The following table presents a summary of the activity for our RSUs for the most recent fiscal year:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2025	2,308	$11.12
Granted	1,268	$14.38
Vested	(1,179)	11.75
Forfeited	(210)	12.85
Unvested at September 30, 2026	2,187	$12.95
At September 30, 2026, approximately $14.4 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 1.8 years.
Performance-Based Awards
In 2026, 2025, and 2024, we issued performance awards with a financial performance target based on the growth in adjusted consolidated operating income (“AOI”), as defined in the award document, for each of the next three years. The following table presents a summary of the activity for our performance awards assuming 100% payout where the performance has not yet been determined:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2025	1,062	$14.12
Granted	424	14.26
Adjustment for performance achievement	(9)	14.40
Vested	(214)	12.04
Forfeited	(108)	14.94
Unvested at September 30, 2026	1,155	$13.66
As of September 30, 2026, if we assume a 100% payout for unvested performance-based awards, we would expect to recognize $3.3 million in expense over a weighted-average period of 1.4 years.
Market-Based Awards
The following table presents a summary of the activity for our market awards:

Market Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2025	846	$13.36
Granted	283	19.91
Vested	(197)	12.04
Forfeited	(132)	13.90
Unvested at September 30, 2026	801	$15.50
As of September 30, 2026, approximately $5.4 million of total unrecognized compensation costs related to unvested market-based awards is expected to be recognized over the weighted average period of 1.8 years.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The assumptions used in the valuation of our market-based awards issued in 2026, 2025, and 2024 were as follows:

	2026	2025	2024
Expected term (in years)	2.9	2.9	2.9
Expected volatility	49.5%	47.8%	48.7%
Risk-free interest rate	3.7%	4.2%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Stock Option Awards
The following is a summary of the activity for our stock option awards:

	Number of Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2025	1,719	$18.15	3.2	$1,666
Granted	—	—
Exercised	(91)	9.44		438
Forfeited or expired	(233)	23.11
Outstanding at September 30, 2026	1,395	$17.89	2.5	$1,063
Exercisable at September 30, 2026	1,395	$17.89	2.5	$1,063
As of September 30, 2024, all stock options were fully vested. The aggregate fair value of stock options vesting during 2024 was $1.9 million.
The aggregate intrinsic value of options exercised during 2026, 2025, and 2024 was $0.4 million, $0.5 million, and $0.7 million, respectively. The total cash received during 2026, 2025, and 2024 from option exercises was $0.9 million, $1.5 million, and $1.8 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.1 million, $0.1 million, and $0.1 million, respectively.

13.Weighted-Average Shares
The following table sets forth the shares (in thousands) used in the earnings per share calculations:

	2026	2025	2024
Weighted-average basic shares	95,619	100,662	103,939
Dilutive potential common shares:
Stock award and stock option programs	3,195	3,159	2,994
Weighted-average diluted shares	98,814	103,821	106,933
At September 30, 2026, 2025, and 2024, options to purchase approximately 1.2 million, 1.5 million, and 1.6 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because they were anti-dilutive. In addition, performance-based and market-based awards that had not yet met their performance target or market condition were excluded from the calculation of diluted shares.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.Income Taxes
Earnings before the provision of income taxes consisted of the following for the past three years:

	Fiscal Year Ended September 30,
( in thousands)	2026	2025	2024
U.S.	$247,520	$246,136	$175,220
Foreign	22,581	17,281	31,105
Earnings before provision for income taxes	$270,101	$263,417	$206,325

The provision for income taxes for the past three years consisted of the following:

	Fiscal Year Ended September 30,
( in thousands)	2026	2025	2024
Current:
Federal	$40,159	$56,201	$35,897
Foreign	6,238	7,284	10,393
State	11,617	13,987	8,004
Total current portion	58,014	77,472	54,294
Deferred:
Federal	11,080	(5,968)	(3,149)
Foreign	639	(1,843)	1,116
State	290	(2,122)	650
Total deferred portion	12,009	(9,933)	(1,383)
Total:
Federal	51,239	50,233	32,748
Foreign	6,877	5,441	11,509
State	11,907	11,865	8,654
Provision for income taxes	$70,023	$67,539	$52,911

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table reconciles the U.S. federal statutory rate to our effective income tax rate on earnings before the provision for income taxes, presenting both dollar amounts and percentages in accordance with ASU 2023-09. This disclosure reflects the disaggregation of specific tax categories for the most recent reporting period:

	Fiscal Year Ended September 30, 2026
($ in thousands)	Amount	Percent
U.S. federal statutory income tax rate	$56,721	21.0%
Domestic federal
Tax credits	(1,713)	(0.6)%
Nontaxable or nondeductible items (a)	3,368	1.2%
Effect of cross-border tax laws	(650)	(0.2)%
Other reconciling items	968	0.4%
State and local income tax, net of federal income tax effect (b)	9,397	3.5%
Foreign tax effects
Chile
Tax effect on net operating losses for which no benefit is recognized	(3,405)	(1.3)%
Change in valuation allowance	3,245	1.2%
Other	275	0.1%
Other foreign jurisdictions	1,752	0.6%
Change in unrecognized tax benefits	65	—%
Effective tax rate	$70,023	25.9%
(a) Primarily comprised of items, which individually do not require separate disclosure pursuant to guidance provided in ASU 2023-09.
(b) State and local income taxes in California, Florida, Pennsylvania, New York, Illinois, Texas, Minnesota, and Arizona accounted for more than 50% of the tax effect in this category.

Disclosures Required Before Adopting ASU 2023-09
The following table provides the disclosures required before adopting ASU 2023-09 and reconciles the U.S. federal income tax rate to our effective income tax rate:

	Fiscal Year Ended September 30,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.0
Effect of foreign operations	1.2	1.2
Share-based payment awards	—	0.4
Unrecognized tax benefit	0.3	0.3
Valuation allowances	1.2	0.1
Foreign investment write-off	(1.5)	—
Other, net	—	(0.4)
Effective tax rate	25.6%	25.6%
During fiscal year 2025, the Company wrote off the investment of its wholly owned subsidiary, Sally Peru Holdings S.A.C. The loss on investment is deductible for tax purposes and is fully offset with a valuation allowance.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds, disaggregated by jurisdiction was as follows (in thousands):

2026
U.S. federal	$45,036
U.S. state and local:
California	3,413
Other state jurisdictions	10,430
Total U.S. state and local	13,843
Foreign	4,579
Cash paid for income taxes, net of refunds	$63,458

Cash paid for income taxes totaled $94.3 million in fiscal 2025 and $36.0 million in fiscal 2024.

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2026	2025
Deferred tax assets attributable to:
Foreign loss carryforwards	$26,268	$24,248
U.S. foreign tax credits	14,019	13,748
Accrued liabilities	17,191	15,504
Share-based compensation expense	6,862	6,854
Other	3,046	3,873
Total deferred tax assets	67,386	64,227
Valuation allowance	(29,737)	(27,431)
Total deferred tax assets, net	37,649	36,796
Deferred tax liabilities attributable to:
Depreciation and amortization	100,960	89,933
Inventory adjustments	6,126	4,088
Total deferred tax liabilities	107,086	94,021
Net deferred tax liability	$69,437	$57,225
The deferred taxes noted above are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	September 30,
	2026	2025
Balance sheet classification:
Assets
Other assets	$22,506	$22,264
Liabilities
Deferred income tax liabilities, net	91,943	79,489
Net deferred tax liability	$69,437	$57,225
We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. During fiscal year 2026, existing valuation allowances increased by approximately $2.3 million, primarily for net operating loss carry-forwards of various members of the affiliated group in foreign jurisdictions. We continue to record a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards and tax credit carry-forwards.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. We do not expect the outcome of current or future tax audits to have a material adverse effect on our consolidated financial condition, results of operations, or cash flow.
Applicable deferred tax liabilities have been provided for undistributed foreign earnings in excess of foreign working capital and cash requirements. As a result of U.S. Tax Reform, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes but could be subject to foreign withholding taxes and state income taxes. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2026, an immaterial amount of additional deferred taxes would have been provided.
At September 30, 2026 and 2025, we had total operating loss carry-forwards of $97.7 million and $89.8 million, respectively, of which $49.7 million and $40.4 million, respectively, are subject to a valuation allowance. At September 30, 2026, operating loss carry-forwards of $97.7 million have no expiration date. At September 30, 2026 and 2025, we had tax credit carry-forwards of $15.7 million and $15.5 million, respectively. This includes a U.S. foreign tax credit carry-forward of $14.0 million, primarily as a result of the deemed repatriation tax under U.S. Tax Reform, of which $11.3 million will expire in 2028 and $2.7 million will expire between 2029 and 2035. We do not believe the realization of the U.S. foreign tax credit is more likely than not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2026, $0.2 million expire between 2027 and 2031, $0.1 million expire between 2036 and 2037 and $1.4 million have no expiration date. Total tax credit carry-forwards of $15.5 million and $15.2 million are subject to a valuation allowance at September 30, 2026 and 2025, respectively.
The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	2026	2025
Balance at beginning of the fiscal year	$8,579	$8,398
Increases related to prior year tax positions	11	169
Decreases related to prior year tax positions	(23)	(2)
Increases related to current year tax positions	92	669
Decreases due to settlements	—	(566)
Lapse of statute	(262)	(89)
Balance at end of fiscal year	$8,397	$8,579
If recognized, these positions would affect our effective tax rate.
We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Such accrued interest and penalties, in the aggregate, were $1.2 million and $0.9 million at September 30, 2026 and 2025, respectively.
Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months and the fact that from time to time our tax returns are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. We do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations.
Our consolidated federal income tax return for the fiscal year 2025 is currently under IRS examination. Our statute of limitations remains open for the fiscal year ended September 30, 2023, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2023, and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2021 forward.
In December of 2021, the Organization for Economic Cooperation and Development (OECD) established a framework, referred to as Pillar Two, designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in each jurisdiction in which they operate. The earliest effective date was for taxable years beginning after December 31, 2023, which for us was fiscal year 2025. Numerous jurisdictions in which Sally Beauty operates have enacted the OECD model rules or drafted legislation, including Belgium, Canada, France, Germany, Ireland, Italy, the Netherlands, and the United Kingdom. The United States is not subject to Pillar Two. The Company determined that OECD Pillar Two did not have a material impact in fiscal 2026. We will continue to monitor and evaluate pending and new legislation and guidance, which could change our current assessment.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15.Commitments and Contingencies
Letters of Credit
We had $17.6 million of outstanding letters of credit as of September 30, 2026 and 2025.
Legal Proceedings
From time to time, we are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2026 and 2025.
16.Segments and Disaggregated Revenue
As discussed in Note 1, our business is organized into two reportable segments, Sally and BSG.
Our CODM, whom we have determined to be our Chief Executive Officer, regularly evaluates the performance of our reportable segments by comparing current segment operating earnings to comparable prior periods and forecasted amounts. Included within segment operating earnings, the significant expense categories below are regularly provided to the CODM.
Segment Operating Performance
The following tables summarize our results:

	2026
(in thousands)	Sally	BSG	Total
Net sales (a)	$2,141,722	$1,592,845	$3,734,567
Less:
Cost of goods sold	839,814	951,027	1,790,841
SG&A expenses	968,073	439,674	1,407,747
Segment operating earnings	333,835	202,144	535,979

Unallocated expenses (b)			209,526
Interest expense			56,352
Earnings before provision for income taxes			$270,101

	2025
(in thousands)	Sally	BSG	Total
Net sales (a)	$2,094,363	$1,607,061	$3,701,424
Less:
Cost of goods sold	821,804	968,872	1,790,676
SG&A expenses	945,892	441,828	1,387,720
Segment operating earnings	326,667	196,361	523,028

Unallocated expenses (b)			195,218
Interest expense			64,393
Earnings before provision for income taxes			$263,417

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	2024
(in thousands)	Sally	BSG	Total
Net sales (a)	$2,107,089	$1,609,942	$3,717,031
Less:
Cost of goods sold	849,153	977,546	1,826,699
SG&A expenses	923,617	453,976	1,377,593
Segment operating earnings	334,319	178,420	512,739

Unallocated expenses (b)			230,006
Interest expense			76,408
Earnings before provision for income taxes			$206,325
(a)There were no intersegment sales between our segments, nor did any single customer account for 10% or more of revenue.
(b)Unallocated expenses consist of corporate and shared costs and are included in SG&A expenses in our consolidated statements of earnings. Unallocated expenses included a $26.6 million gain in 2025 from the sale of our corporate headquarters.
Other Segment Disclosures

(in thousands)	2026	2025	2024
Total assets (at September 30):
Sally	$1,336,551	$1,311,281	$1,358,102
BSG	1,303,382	1,284,559	1,324,071
Corporate	263,431	275,256	110,726
Total	$2,903,364	$2,871,096	$2,792,899

Payments for property and equipment:
Sally	$65,066	$56,614	$60,160
BSG	31,652	22,387	31,986
Corporate	15,724	23,144	9,019
Total	$112,442	$102,145	$101,165

Depreciation and amortization:
Sally	$57,579	$55,859	$60,284
BSG	35,509	37,101	36,778
Corporate	7,767	6,961	12,676
Total	$100,855	$99,921	$109,738
Geographic Area Information
Certain geographic data is as follows (in thousands):

	2026	2025	2024
Net sales:
United States	$3,059,283	$3,029,089	$3,026,946
Other countries	675,284	672,335	690,085
Total	$3,734,567	$3,701,424	$3,717,031
Long-lived assets (as of September 30):
United States	$242,981	$239,628	$230,469
United Kingdom	12,792	12,234	9,065
Other countries	29,247	32,422	30,338
Total	$285,020	$284,284	$269,872

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Disaggregated Revenues
The following tables disaggregate our segment revenues by merchandise category.

Sally	2026	2025	2024
Hair color	44.9%	42.5%	40.0%
Hair care	21.3%	23.2%	24.4%
Styling tools and supplies	16.2%	16.6%	16.8%
Nail	10.0%	10.1%	10.3%
Skin and cosmetics	7.3%	7.4%	7.9%
Other beauty items	0.3%	0.2%	0.6%
Total	100.0%	100.0%	100.0%

BSG	2026	2025	2024
Hair color	43.4%	42.1%	41.0%
Hair care	41.2%	41.8%	42.2%
Styling tools and supplies	10.0%	10.3%	10.5%
Skin and cosmetics	3.1%	3.4%	3.6%
Nail	2.2%	2.3%	2.5%
Other beauty items	0.1%	0.1%	0.2%
Total	100.0%	100.0%	100.0%
The following table disaggregates our segment revenue by sales channels:

	Sally			BSG
	2026	2025	2024	2026	2025	2024
Company-operated stores	90.4%	91.8%	93.1%	69.1%	69.3%	68.4%
E-commerce	9.6%	8.2%	6.9%	14.7%	14.0%	13.6%
Salon business consultants	—	—	—	8.6%	9.3%	10.6%
Franchise stores	—	—	—	7.6%	7.4%	7.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%